Form 10-K
period 1999-12-31
DIAMOND TRIUMPH AUTO GLASS INC
filed 2000-04-12
CIK 1109531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File No. 333-33572

                        DIAMOND TRIUMPH AUTO GLASS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                  23-2758853
    (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

  220 Division Street, Kingston, Pensylvania                18704
    (Address of Principal Executive Office)               (Zip Code)

       Registrant's telephone number, including area code: (570) 287-9915
                             ----------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                             ----------------------

         There is no public market for the registrant's stock. The registrant had 1,000,000 shares of Common Stock (the "Common Stock"), par value $0.01 per share, and 35,000 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock (the "Preferred Stock"), par value $0.01 per share, outstanding as of March 31, 2000.

                      Documents Incorporated by Reference:

                                      None.

Diamond is not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Any forward-looking statements made by Diamond herein are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors. The factors include but are not limited to risk factors discussed under "Factors Affecting Future Performance," beginning on page 6. Capitalized terms used herein but not defined herein have the meanings assigned to them in Diamond's Offering Memorandum relating to the Notes dated March 26, 1998, unless otherwise indicated.

                                     PART I

ITEM 1.  BUSINESS

Overview

         Diamond is a leading provider of automotive glass replacement and repair services in the Northeast, Mid-Atlantic, Midwest, Southeast and Southwest regions of the United States. At December 31, 1999, Diamond operated a network of 226 automotive glass service centers, approximately 1,041 mobile installation vehicles and four distribution centers in 39 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales and EBITDA for the year ended December 31, 1999 were $164.5 million and $13.8 million, respectively.

         Diamond believes that, due to its sole focus on automotive glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond's low cost structure enables it to serve all segments of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing and rental car companies, car dealers, body shops and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. Diamond's 1999 sales to individual consumers, commercial customers and insurance customers represented 28.6%, 41.5% and 29.9% of total sales, respectively. While the two largest participants in the industry primarily focus on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufacture automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

         Diamond's sole focus on automotive glass replacement and repair, combined with its aggressive cost controls, strong purchasing power and efficient internal distribution system, have positioned Diamond as one of the lowest cost providers of automotive glass replacement and repair services. These competitive attributes, together with localized marketing efforts, have enabled Diamond's new service centers to quickly establish a base of local consumer and commercial installation business from which Diamond plans to grow all three of its customer segments.

         Diamond's financial performance reflects attractive service center-level economics. The cash required to open a new service center, including inventory net of trade payables, averages $33,000. In 1999, over 75% of Diamond's installations and repairs were performed by mobile technicians at a customer's home or workplace. Due to the high percentage of mobile installations and repairs which Diamond performs, service centers are typically located in commercial or industrial areas, where rents are generally available at low cost. In 1999, Diamond's 102 mature service centers (service centers open for four years or longer) averaged approximately $956,000 in sales and approximately $200,000 of branch operating profit per location. For the year ended December 31, 1999, approximately 82% of Diamond's service centers that had been open for at least fifteen months achieved positive branch operating profitability.

         Diamond believes that the high volume of its automotive glass purchases positions Diamond as an important customer of the primary automotive glass manufacturers, thereby reducing Diamond's exposure to product shortages and maximizing its ability to purchase automotive glass at the lowest available cost. Diamond's purchasing program utilizes the major domestic original equipment manufacturers for truckload and spot purchases, and importation of containers from the larger manufacturers throughout the world. Management believes that the scope and flexibility of Diamond's purchasing program and its efficient distribution system have enabled Diamond to achieve higher service levels and a lower cost of goods than most of its competitors.

Recent Developments

         On March 31, 1998, Diamond entered into a bank facility with a syndicate of financial institutions, which provided for borrowings of up to $35 million. On March 27, 2000, Diamond entered into a new revolving credit facility with The CIT Group/Business Credit, Inc., as lender, which provides for revolving advances ("Revolving Loans") of up to the lesser of:

o        $25,000,000; or

o the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the new credit facility) plus 85% of Diamond's Eligible Inventory (as defined in the new credit facility), less certain reserves; or

o an amount equal to 1.5 times Diamond's EBITDA for the prior twelve months. For purposes of the new credit facility, EBITDA is defined as earnings before interest, taxes, depreciation and amortization, plus any accrued and unpaid management fees payable to Leonard Green & Partners, L.P. ("LGP") during the period.

         At the same time Diamond entered into the new credit facility, it repaid outstanding borrowings under the old bank facility.

History

         Diamond was founded in 1923 by the grandfather of Kenneth Levine and Richard Rutta, Diamond's Co-Chairmen of the Board and Co-Chief Executive Officers. Diamond continues to operate a service center at the location of its original store in Scranton, Pennsylvania. Messrs. Levine and Rutta joined Diamond in 1979, when Diamond operated only one service center, and acquired Diamond in 1987, when Diamond operated ten service centers in Pennsylvania and New York. Under the management of Messrs. Levine and Rutta, Diamond has expanded its service center and distribution network to serve 226 locations at the end of 1999.

Recapitalization

         On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things:

         o Diamond declared and paid a dividend of 3,500 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock (equal to 10.0% of the Series A 12% Senior Redeemable Cumulative Preferred Stock outstanding after the Recapitalization, as defined below) to each of Kenneth Levine and Richard Rutta;

         o Kenneth Levine and Richard Rutta transferred all of the issued and outstanding shares of each of the affiliated entities to Diamond in consideration for which Diamond issued 6,950,000 shares of Common Stock to Kenneth Levine and Richard Rutta;

         o        each of the affiliated entities merged with and into Diamond;

         o        Green Equity Investors II, L.P. purchased:

                  (1) 770,000 shares of Common Stock, equal to 77.0% of the Common Stock outstanding after the Recapitalization, for aggregate consideration equal to $15.4 million, and

                  (2) 28,000 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock, equal to 80.0% of the Preferred Stock outstanding following the Recapitalization, for an aggregate consideration of $28.0 million;

         o Norman Harris and Michael A. Sumsky purchased an aggregate of 30,000 shares of Common Stock, equal to 3.0% of the Common Stock outstanding after the Recapitalization, for aggregate consideration of $600,000; and

         o Diamond redeemed from Kenneth Levine and Richard Rutta all of the Common Stock owned by them (other than 100,000 shares owned by each of them) for approximately $150.7 million in cash, which resulted in each of Kenneth Levine and Richard Rutta owning 10.0% of the Common Stock outstanding after the Recapitalization.

         The above transactions were consummated on March 31, 1998, and together constitute the "Recapitalization." Concurrently with the Recapitalization, Diamond issued the Notes and entered into the old bank facility, under which Diamond borrowed $12.5 million in connection with the Recapitalization.

Industry Overview

         The automotive glass replacement and repair industry is an approximately $3.0 billion market. The market for the installation of automotive glass is highly fragmented, with approximately 20,000 providers of automotive glass replacement and repair services in the United States. Many participants in the industry are small "mom and pop" installers who compete less effectively against large, geographically diversified providers of automotive glass installation services, such as Diamond. Consequently, the industry has been consolidating.

         Over the past 10 years, management estimates that total industry sales have grown at approximately 4.0% per year. Replacement volume is influenced by several factors, including the total vehicle population and the number of miles driven. Severe weather and road conditions can also increase demand for automotive glass repair and replacement. Fixing minor damage to a windshield may be deferred by consumers until a vehicle trade-in, sale or inspection for new license tags. Therefore, new automobile sales, turnover of used vehicles and state automobile inspection laws influence automotive glass demand.

         Sales growth has been attributable primarily to an increase in the aggregate number of vehicles on the road, from approximately 181 million vehicles in 1988 to approximately 212 million vehicles in 1998, and to an increase in the aggregate number of miles driven per vehicle per year, from approximately 11,188 miles in 1988 to approximately 12,183 miles in 1998. Growth in industry sales has also been driven by the use of larger, more complex and more expensive automotive glass in new vehicles. In 1999, management estimates that industry replacement units decreased approximately 3%, primarily due to weak demand. This weaker demand had a negative impact on pricing and resulted in a decrease in average revenue per installation unit.

Pricing

         The price of replacement automotive glass is based on list prices developed by the National Auto Glass Specification ("NAGS"), an independent third party. NAGS prices are generally changed following wholesale price increases announced by original equipment manufacturers. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price increases on Diamond's financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. Effective January 1, 1999, NAGS significantly modified its published list prices in order to bring actual prices more in line with published list prices.

Products

         Diamond's primary installation products are automotive windshields which are made of laminated safety glass. Safety glass consists of two layers of glass bound together with a thin layer of vinyl which adds strength to the glass and makes it very difficult for an object to penetrate a windshield upon impact. As part of Diamond's commitment to serve all of its customers' automotive glass replacement needs, Diamond also offers tempered automotive glass. Tempered glass is generally used for side and rear automobile and truck windows and is significantly stronger than regular glass due to specialized processing which also causes tempered glass to shatter into dull-edged pebbles, reducing glass related injuries. In addition, Diamond offers automotive glass repair services.

Customers and Marketing

         Diamond provides automotive glass replacement services to each of the industry's customer segments, which include individual consumers, commercial customers and insurance customers. Management believes that in addition to capturing additional consumer sales, broadening Diamond's service center network and geographic coverage will facilitate Diamond's efforts to obtain an increased share of the national insurance and fleet markets, whose participants generally establish multiple providers for their automotive glass replacement requirements. Diamond's 1999 sales to individual consumers, commercial customers and insurance customers represented 28.6%, 41.5% and 29.9% of total sales, respectively. In 1999, Diamond's top ten customer accounts comprised approximately 18.9% of total sales and no single customer account exceeded 6.0% of total sales.

         Diamond's marketing is conducted through a combination of prominent Yellow Pages advertising and by a direct sales force of 143 representatives. Yellow Pages advertising is supported by customer service representatives and extended hour call centers that answer telephone inquiries, schedule service appointments and arrange emergency service. Sales representatives market Diamond's services to insurance claim centers, local agents, fleet operators, automobile dealers and body shops and have established relationships at all levels of the major insurance, fleet and rental car company organizations.

         Individual Consumers. The marketing focus to the individual consumer segment is low price and speed of service. Diamond's consumer customers consist of individuals who are not associated with a related automobile insurance claim. Customers in this segment typically do not have automobile glass insurance coverage, have a high insurance deductible or do not want to file a claim with their insurance carrier. These customers are primarily concerned with price, quality, convenience and speed of service. A substantial portion of the industry's consumer sales are generated as a result of localized marketing efforts, such as Yellow Pages advertising. In order to attract consumer customers, Diamond's Yellow Pages advertisements are designed to appear in the first group of display advertisements and promote Diamond's competitive pricing and fast mobile service. When a customer calls, Diamond's service representatives are trained to emphasize Diamond's low price guarantee and prompt service capabilities. The majority of Diamond's services can be provided by its mobile installation technicians at a customer's home or workplace.

         Commercial Customers. Diamond markets to commercial customers through its direct sales force, which emphasizes high quality service at a low cost. Diamond's commercial segment customers include commercial fleet leasing companies, rental car companies, car dealerships, body shops, utilities and government agencies. Diamond's customers in the commercial segment include Avis Rent-A-Car, Inc., Enterprise Rent-A-Car and Bell Atlantic Corporation. Management believes that Diamond's expanding geographic coverage will enable Diamond to obtain an increased share of the national fleet automotive glass replacement business.

         Insurance Customers. Diamond markets its services to all levels of the insurance industry, including local agents, claims offices and centralized call centers. In addition to marketing directly to insurance companies through its direct sales force, Diamond participates as an approved service provider within glass replacement networks administered by third parties, including certain of Diamond's competitors. These third party networks act as outsourced claims administrators under contract to an insurance company. Historically, insurance companies which participate in these networks have required that automotive glass replacement and repair services be provided by more than one service provider in order to ensure competitive pricing and high quality service. Diamond is an approved service provider for many national insurance carriers, including State Farm Insurance Company, Nationwide Insurance Company, Allstate Insurance Company and Travelers Property Casualty Corporation.

Service Centers

         Diamond's repair and installation service is performed either on-site at a service center location or at a customer's home or workplace by a mobile technician. Diamond operates approximately 1,041 mobile installation vehicles. In 1999, over 75% of Diamond's installations and repairs were performed by mobile technicians at a customer's home or workplace. Due to the high percentage of mobile installations and repairs which Diamond performs, service centers are typically located in commercial or industrial areas, where rents are generally available at low cost.

         At the end of 1999, Diamond's network comprised 226 service centers in 39 states in the Northeast, Mid-Atlantic, Midwest, Southeast and Southwest regions of the United States. These service centers are operated under the following service marks: Triumph Auto Glass and Diamond Auto Glass in the Northeast and Mid-Atlantic; and Triumph Auto Glass in the Midwest, Southeast and Southwest. Any expansion into new states will be under the Triumph Auto Glass registered service mark. Generally, Diamond's service center locations are approximately 2,600 square feet in size. Due to weak industry conditions, Diamond opened 24 new service centers in 1999, as compared to an average of 35 new service centers in the three years prior to 1999. Diamond currently plans to open approximately 4 new service centers in 2000 absent an improvement in industry conditions.

         The following chart provides information concerning Diamond's service center openings from 1990 to 1999:

                                                     Service       % Increase
            Year       Openings   Consolidations     Centers    Over Prior Year
                                   At Year End
            1990.....      6            --              24            33.3%
            1991.....      7            --              31            29.2%
            1992.....     12            --              43            38.7%
            1993.....     17            --              60            39.5%
            1994.....     31            --              91            51.7%
            1995.....     17             3             105            15.4%
            1996.....     39             2             142            35.2%
            1997.....     33             1             174            22.5%
            1998.....     33             1             206            18.4%
            1999.....     24             4             226            9.7%

         Service centers are typically staffed with approximately four persons and are open for business from 8:00 a.m. to 5:00 p.m. on Monday through Friday and 8:00 a.m. to 12:00 p.m. on Saturday. Service center employees perform installation services and process customer inquiries during regular business hours. After-hours customer inquiries are handled by Diamond's emergency and extended hour call center. Operators at this call center answer customer inquiries, schedule mobile installation services and arrange emergency service from service centers throughout Diamond's network.

Distribution System

         Diamond currently operates four distribution centers which operate 7 days a week and are located in Kingston, Pennsylvania; Columbus, Ohio; Atlanta, Georgia; and Rock Island, Illinois. Diamond's efficient distribution system enables Diamond to make nightly or weekly deliveries to all of its service centers both to replenish stock and to provide automotive glass that is not carried in service center inventories. Through its distribution centers, Diamond supports over 75% of its sales with internally distributed product, with the remainder being purchased from the spot market. Diamond's highly efficient distribution center network, combined with a successful inventory management program at its service centers, enables Diamond to meet immediate service demands at a lower cost than if larger quantities of automotive glass were required to be purchased in the spot market.

Suppliers

         Diamond believes that the high volume of its automotive glass purchases positions Diamond as an important customer of the primary automotive glass manufacturers, thereby reducing Diamond's exposure to product shortages and maximizing its ability to purchase automotive glass at the lowest available cost. Diamond's purchasing program utilizes the major domestic original equipment manufacturers for truckload and spot purchases, and importation of containers from the larger manufacturers throughout the world. Management believes that the scope and flexibility of Diamond's purchasing program and its efficient distribution system have enabled Diamond to achieve higher service levels and a lower cost of goods than those of most of its competitors.

         Diamond has numerous domestic and international suppliers, and is continuing to expand its supplier network by utilizing additional foreign suppliers in order to hedge against product shortages and to reduce the overall cost of automotive glass. In 1999, no single supplier represented more than 30% of Diamond's automotive glass purchases. Due to the competitive nature of the automotive glass manufacturing industry, Diamond does not anticipate any difficulty in sourcing its automotive glass requirements in the foreseeable future.

Competition

         The automotive glass replacement and repair industry is highly competitive, with customer decisions based on price, customer service, technical capabilities, quality, advertising and geographic coverage. The competition in the industry could result in additional pricing pressures, which would negatively affect Diamond's results of operations. In addition, certain of
Diamond's   competitors  provide  insurance  companies  with  claims  management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. While the market is generally highly fragmented, Diamond competes against several other large competitors in this market, the largest two of which are Safelite Glass Corporation and Harmon AutoGlass, a division of Apogee Enterprises, Inc.

Employees

         As of December 31, 1999, Diamond employed 1,610 persons. None of Diamond's employees are covered by a collective bargaining agreement, and Diamond believes that its relationships with its employees are good.

                      FACTORS AFFECTING FUTURE PERFORMANCE

Diamond is substantially leveraged and has significant debt service obligations which could impair its ability to pay the amounts due under the Notes.

         Diamond is highly leveraged and has significant debt service obligations. As of December 31, 1999, Diamond's aggregate consolidated indebtedness was approximately $107.5 million (of which approximately $7.5 million represented aggregate outstanding indebtedness under Diamond's old bank facility), and Diamond had $43.0 million (liquidation preference) of outstanding Preferred Stock and a stockholders' deficit of $78.2 million.

         The degree to which Diamond is leveraged may impair Diamond's ability to pay the amounts due under the Notes. Possible adverse consequences of Diamond's degree of leverage include the following:

         o Diamond's ability to obtain additional financing for working capital, capital expenditures or general corporate purposes may be impaired;

         o a substantial portion of Diamond's cash flow from operations goes to the payment of interest and principal on its outstanding debt, thereby reducing the funds available to Diamond for other purposes;

         o the new credit facility and the indenture governing the Notes contain certain restrictive financial and operating covenants;

         o Diamond's indebtedness under the new credit facility is at variable rates of interest, which makes Diamond vulnerable to increases in interest rates;

         o Diamond's indebtedness outstanding under the new credit facility is secured by a first priority lien on substantially all of its assets and will become due prior to the time the principal on the Notes will become due;

         o Diamond's substantial degree of leverage will limit its ability to adjust rapidly to changing market conditions, reduce its ability to withstand competitive pressures, and make it more vulnerable in the event of a downturn in general economic conditions, repeated years of mild weather conditions or other adverse events in its business.

         If Diamond is unable to generate sufficient cash flows from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its indebtedness, including the Notes, or to obtain additional financing or to dispose of material assets or discontinue certain of its operations. The new credit facility and the indenture governing the Notes restrict Diamond's ability to sell assets and/or use the proceeds therefrom. Diamond cannot assure you that any refinancing or asset sales would be possible under its debt instruments existing at that time, that the proceeds which Diamond could realize from such refinancing or asset sales would be sufficient to meet its obligations then due or that Diamond could obtain any additional financing.

The Notes are subordinated to Diamond's secured indebtedness.

         The Notes are:

         o senior, unsecured obligations of Diamond and will rank senior in right and priority of payment to any indebtedness of Diamond that by its terms is expressly subordinated to the Notes.

         o subordinated to secured indebtedness of Diamond (including indebtedness under the new credit facility) with respect to the assets securing such indebtedness. The new credit facility is secured by a first priority lien on substantially all of Diamond's assets.

         o subordinated to claims of creditors of Diamond's subsidiaries, except to the extent that holders of the Notes may be creditors of such subsidiaries pursuant to the Guarantees. Diamond currently has no subsidiaries, and, accordingly, there are currently no Guarantees.

         Diamond's obligations with respect to the Notes will be guaranteed, jointly and severally, on a senior, unsecured basis by certain of its future subsidiaries. Any obligations of Diamond's subsidiaries will be senior to the claims of the holders of the Notes with respect to the assets of any of these subsidiaries, except to the extent that the holders of the Notes may be creditors of a subsidiary pursuant to a Guarantee. Any claim by the holders of the Notes with respect to the assets of any subsidiary will be subordinated to secured indebtedness (including indebtedness under the new credit facility) of that subsidiary with respect to the assets securing such indebtedness. The rights of Diamond and its creditors, including holders of the Notes, to realize upon the assets of any subsidiary upon that subsidiary's liquidation or reorganization (and the consequent rights of holders of the Notes to participate in those assets) will be subject to the prior claims of that subsidiary's creditors, except to the extent that Diamond may itself be a creditor with recognized claims against that subsidiary or to the extent that the holders of the Notes may be creditors with recognized claims against that subsidiary pursuant to the terms of a Guarantee (subject, however, to the prior claims of creditors holding secured indebtedness of any subsidiary with respect to the assets securing that indebtedness). The new credit facility is secured by a first priority lien on substantially all of Diamond's assets. In addition, the indenture governing the Notes will restrict the amount of indebtedness that subsidiaries are permitted to incur.

Diamond may not be able to comply with certain provisions in the agreements governing its outstanding debt that restrict Diamond's actions and require Diamond to maintain financial ratios.

         The new credit facility and the indenture governing the Notes include certain covenants that, among other things, restrict Diamond's ability to:

         o        make investments;

         o        incur additional indebtedness;

         o        grant liens;

         o        merge or consolidate with other companies;

         o        change the nature of its business;

         o        dispose of assets;

         o        make loans;

         o        pay dividends or redeem capital stock;

         o        guarantee the debts of other persons;

         o        make capital expenditures; and

         o        engage in transactions with affiliates.

         The old bank facility required Diamond to maintain certain financial ratios, including interest coverage and leverage ratios. In August 1999, the lenders of the old bank facility amended the old bank facility to increase the permitted maximum leverage ratio and decrease the minimum interest coverage ratio. At December 31, 1999, Diamond did not comply with the revised ratios set forth in the old bank facility, as amended. Diamond received a waiver from the lenders under the old bank facility with respect to this non-compliance. The new credit facility requires Diamond to maintain minimum EBITDA (as defined in the new credit facility), calculated monthly, for each 12-month period, ending as of the end of each month, of at least $10.5 million.

         Diamond's ability to comply with the minimum EBITDA requirement and the other provisions of its new credit facility may be affected by events beyond its control. Diamond's breach of any of these covenants could result in a default under the new credit facility, in which case the lender would, among other things, be entitled to elect to declare all amounts owing under the new credit facility, together with accrued interest, to be due and payable. If Diamond were unable to repay these borrowings, the lender could proceed against its collateral. If the indebtedness under the new credit facility were accelerated, Diamond cannot assure you that its assets would be sufficient to repay in full that indebtedness and Diamond's other indebtedness, including the Notes.

The Notes are subject to fraudulent conveyance laws.

         Diamond's obligations under the Notes may be subject to review under relevant federal and state fraudulent conveyance laws in the event that a bankruptcy, reorganization or rehabilitation case by or on behalf of unpaid creditors of Diamond were to occur. Under these laws, Diamond's obligation to repay the Notes could be voided, or the Notes could be subordinated to all other creditors of Diamond, if, at the time Diamond issued the Notes, any of the following were true:

         o Diamond intended to hinder, delay or defraud any existing or future creditor or contemplated insolvency in order to prefer one or more creditors to the exclusion in the whole or in part of others;

         o Diamond was insolvent or was rendered insolvent by reason of issuing the Notes;

         o        Diamond  was  engaged  in  a  business  or  transaction   with
                  unreasonably small capital; or

         o Diamond intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they matured.

         In the event that in the future the Notes are guaranteed by subsidiary guarantors, the Guarantees may also be subject to review under federal and state fraudulent transfer laws. If a court were to determine that, at the time a subsidiary guarantor became liable under its Guarantee, it satisfied certain of the conditions stated above, the court could void the Guarantee and direct the repayment of amounts paid thereunder.

         The measure of insolvency under fraudulent conveyance statutes varies depending upon the laws of the jurisdiction being applied. Generally, however, Diamond would be considered insolvent if, at the time it issued the Notes, either (1) the sum of its debts was greater than all of its property at a fair valuation; or (2) if the present fair salable value of its assets is less than the amount that it would be required to pay on its existing debts as they become absolute and matured. The obligations of each Subsidiary Guarantor under its Guarantee, however, will be limited in a manner intended to avoid it being deemed a fraudulent conveyance under applicable law.

         Additionally, under federal bankruptcy or applicable state insolvency law, if a bankruptcy or insolvency proceeding were initiated by or against Diamond within 90 days after it made any payment with respect to the Notes, or if Diamond anticipated becoming insolvent at the time of that payment, all or a portion of the payment could be avoided as a preferential transfer and the recipient of that payment could be required to return that payment.

         Diamond does not know what standard a court would use to determine whether Diamond was insolvent at the time the Notes were issued, nor can Diamond assure you that a court would not find Diamond to be insolvent on that date or that, regardless of Diamond's solvency, that the issuances of the Notes constituted fraudulent conveyances on another of the grounds summarized above.

Diamond may not be able to comply with its obligations under the indenture governing the Notes to purchase all of the Notes upon a change of control.

         Upon the occurrence of a change of control, the indenture governing the Notes requires Diamond to make an offer to repurchase all outstanding Notes at a price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase. However, the new credit facility prohibits Diamond from repurchasing any Notes, unless and until Diamond has paid the indebtedness under the new credit facility in full. Diamond's failure to repurchase the Notes would result in a default under the indenture governing the Notes and the new credit facility. Diamond's inability to pay the indebtedness under the new credit facility, if accelerated, would also constitute a default under the indenture governing the Notes, which could have adverse consequences to Diamond and to the holders of the Notes. In the event of a change of control, Diamond cannot assure you that it would have sufficient assets to satisfy all of its obligations under the new credit facility and the Notes.

Diamond's future expansion may be hindered by its lack of sufficient capital or other factors, which would adversely affect Diamond's continued growth.

         Diamond's continued growth depends to a significant degree on its ability to open new service centers in existing and new markets and to operate these service centers on a profitable basis. In addition, Diamond will require additional distribution centers as it implements its program to expand its service centers to achieve a nationwide presence. Diamond's ability to expand will depend, in part, on business conditions and the availability of qualified managers and service representatives, and sufficient capital. Due to weak industry conditions resulting from reduced demand for auto glass services and lower average revenue per installation unit, Diamond opened 24 new service centers in 1999, as compared to an average of 35 new service centers in the three years prior to 1999. Diamond currently plans to open approximately 4 new service centers in 2000 absent an improvement in industry conditions. A decline in Diamond's overall financial performance may adversely impact its ability to expand in the future. Diamond expects that the net cash generated from operations, together with borrowings under the new credit facility, should enable it to finance the expenditures related to its expansion. However, Diamond cannot assure you that:

         o it will possess sufficient funds to finance the expenditures related to its expansion;

         o        new service centers can be opened on a timely basis;

         o new service centers can be operated on a profitable basis; or that

         o        Diamond will be able to hire, train and integrate employees.

         In the event net cash generated from operations together with working capital reserves and borrowings under the new credit facility are insufficient to finance the expenditures related to Diamond's expansion, Diamond may be required to reduce its expansion in the future.

Diamond's operating results are affected by seasonality and weather.

         Weather has historically affected Diamond's sales, net income and EBITDA, with severe weather generating increased sales and income and mild weather resulting in lower sales, net income and EBITDA. In addition, Diamond's business is somewhat seasonal, with the fourth quarter traditionally its slowest period of activity. Diamond believes these seasonal trends will continue for the foreseeable future. Although Diamond's installation units increased 18.4% in fiscal 1999, primarily reflecting the continued maturation of Diamond's service centers and increased installation productivity, revenue per installation unit decreased an average of 6% in 1999. The decrease in Diamond's average revenue per installation unit is primarily attributable to weaker industry demand for glass replacement services, due primarily to milder weather conditions, which resulted in price compression throughout the industry.

Diamond competes against other large companies that may be better equipped to provide customers with automotive glass replacement and repair services.

         The automotive glass replacement and repair industry is highly competitive, with customer decisions based on price, customer service, technical capabilities, quality, advertising and geographic coverage. The competition in the industry could result in additional pricing pressures, which could negatively affect Diamond's results of operations. In addition, certain of
Diamond's   competitors  provide  insurance  companies  with  claims  management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. While the market is generally highly fragmented, Diamond also competes against several other large competitors in this market, the largest two of which are Safelite Glass Corporation and Harmon AutoGlass, a division of Apogee Enterprises, Inc. Many of Diamond's competitors have substantially less leverage than Diamond, which may allow them greater flexibility in managing their operations. Diamond cannot assure you that it will be able to continue to compete effectively with these or other competitors. See "Business--Competition."

Diamond is dependent on its key personnel and the loss of key personnel could adversely affect its results of operations.

         Diamond success is largely dependent upon the abilities and experience of its senior management team, including Kenneth Levine, Richard Rutta, Norman Harris and Michael A. Sumsky. The loss of services of one or more of these senior executives could adversely affect Diamond's results of operations.

Ownership of Diamond is concentrated in Green Equity Investors II, L.P., whose interests may conflict with those of the holders of Notes.

         Green Equity Investors II, L.P., an investment partnership managed by LGP, owns 77.0% of the outstanding shares of Diamond's Common Stock and 80.0% of the outstanding shares of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock. As a result, Green Equity Investors II, L.P. has the power to elect all of the members of Diamond's board of directors, to approve all amendments to Diamond's certificate of incorporation and bylaws and to effect fundamental corporate transactions such as mergers, asset sales and public offerings. Diamond cannot assure you that the interests of Green Equity Investors II, L.P. will not conflict with the interests of the holders of the Notes. See "Security Ownership of Certain Beneficial Owners and Management."

Diamond's results of operations may be adversely affected by a downturn in general economic conditions or an increase in fuel prices.

         Diamond's revenues are dependent on the annual number of windshields replaced, which in turn is influenced by the aggregate number of vehicles on the road and the number of miles driven per vehicle per year. As a result, a general economic downturn or higher fuel prices could have a material adverse effect on Diamond's results of operations.

Diamond's EBITDA has declined due to industry conditions.

         In 1999, Diamond's EBITDA declined 25.4%. The decrease in EBITDA was primarily due to lower average revenue per installation unit that was partially offset by a decrease in glass product costs, increases in installation productivity and the leveraging of service center, corporate and administrative expenses. If Diamond continues to experience further declines in revenue per installation unit, Diamond would experience further declines in EBITDA which could limit its ability to meet its ongoing debt service obligations. The new credit facility requires Diamond to maintain minimum EBITDA (as defined in the new credit facility), calculated monthly, for each 12-month period, ending as of the end of each month, of at least $10.5 million.

Diamond's business involves the potential for product liability claims against Diamond, which may adversely affect Diamond's business, financial condition and results of operations if the cost of those claims exceeds Diamond's insurance coverage.

         The replacement of windshields entails risk of product liability claims, particularly if the windshields Diamond uses in its business are defective. To date, no material product liability claims have been made against Diamond relating to its replacement of windshields. However, Diamond cannot assure you that these claims will not be made in the future. A successful product liability claim (or series of claims) against Diamond in excess of its insurance coverage could have a material adverse affect on Diamond's business, financial condition and results of operations.

There is no established market for the Notes and no assurance that a liquid trading market will develop in the future.

         There is no existing market for the Notes, Diamond cannot assure you as to the liquidity of any markets that may develop for the Notes, the ability of holders of the Notes to sell their Notes or the price at which holders would be able to sell their Notes. Future trading prices of the Notes will depend on many factors, including, among other things, prevailing interest rates, Diamond's operating results and the market for similar securities.

The Notes are subject to restrictions on transfer.

         The Notes are subject to the restrictions on transfer. These restrictions are described in the legend to the Notes. In general, the Notes may not be offered or sold unless: (1) they are registered under the Securities Act, or (2) an exemption from the registration requirements of the Securities Act and applicable state securities laws is available. Diamond does not currently anticipate that it will register the outstanding Notes under the Securities Act.

ITEM 2.  PROPERTIES

         The  following   chart  provides   information   concerning   Diamond's
headquarters, distribution facilities and emergency call centers, all of which are leased:

                                                                Area in Square
                 Facility                   Function                  Feet
                 --------                   --------                  ----

            Kingston, PA.............  Headquarters                   121,000
                                       Distribution Center
                                       Call Center
            Columbus, OH.............  Distribution Center             26,000
            Atlanta, GA..............  Distribution Center             20,000
            Rock Island, IL..........  Distribution Center             16,000
            Scranton, PA.............  Call Center                      2,500

         The following chart provides information concerning the number and location of Diamond's service centers, all of which are leased:

                       Number of
                       Service                                    Number of
State                  Centers                  State           Service Centers
-----                  -------                  -----           ---------------

Alabama...........               5              Nebraska..........            1
Arkansas..........               1              New Hampshire.....            5
Colorado..........               4              New Jersey........           10
Connecticut.......               6              New Mexico........            1
Delaware..........               2              New York..........           27
Florida...........              10              North Carolina....            8
Georgia...........               9              Ohio..............           11
Illinois..........               6              Oklahoma..........            1
Indiana...........               7              Pennsylvania......           26
Iowa..............               3              Rhode Island......            1
Kansas............               2              South Carolina....            4
Kentucky..........               3              South Dakota......            1
Louisiana.........               3              Tennessee.........            5
Maine.............               3              Texas.............            5
Maryland..........               8              Utah..............            1
Massachusetts.....               9              Vermont...........            3
Michigan..........               8              Virginia..........           11
Minnesota.........               4              West Virginia.....            3
Mississippi.......               1              Wisconsin.........            5
Missouri..........               3

         Diamond believes that its facilities are adequate for its current needs and that suitable additional distribution centers and service locations will be available to satisfy Diamond's expansion needs.

ITEM 3.  LEGAL PROCEEDINGS AND INSURANCE

         Diamond is involved in legal proceedings in the ordinary course of its business. Management believes that the amounts which may be awarded or assessed against Diamond in connection with these matters, if any, will not have a material adverse effect on Diamond. In addition, management believes that Diamond has appropriate insurance coverage to operate its business, including insurance for its mobile installation units and technicians.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public market for Diamond's Common Stock or Series A 12% Senior Redeemable Cumulative Preferred Stock.

         At March 27, 2000, there were five holders of record of Diamond's Common Stock and three holders of record of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock.

         Diamond's ability to pay dividends is limited by the new credit facility and the Notes. Diamond does not currently intend to pay dividends on its capital stock. Any future determination to pay dividends will be at the discretion of Diamond's Board of Directors and will be dependent upon Diamond's results of operations, capital requirements, financial condition, contractual restrictions and other factors deemed relevant at the time by Diamond's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical and unaudited pro forma condensed financial data as of December 31, 1995, 1996, 1997, 1998 and 1999 and for each of the years then ended has been derived from Diamond's audited financial statements. The report of KPMG LLP, independent auditors, on Diamond's Financial Statements as of December 31, 1998 and 1999, and for each of the years in the three year period ended December 31, 1999, is included elsewhere herein.

         This summary historical and unaudited pro forma condensed financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Diamond's Financial Statements and the related notes thereto appearing elsewhere in this Annual Report.

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                           1995          1996         1997          1998          1999
                                                           ----          ----         ----          -----         ----
                                                                       (dollars in thousands)
Statement of Operating Data:
Sales ...............................................   $  68,102     $ 101,355     $ 122,005     $ 149,609     $ 164,520
Cost of sales .......................................      20,697        31,423        36,702        43,851        51,456
                                                        ---------     ---------     ---------     ---------     ---------

Gross profit ........................................      47,405        69,932        85,303       105,758       113,064
Operating expenses ..................................      40,470        56,883        74,696        89,764       101,894
                                                        ---------     ---------     ---------     ---------     ---------

Income from operations ..............................       6,935        13,049        10,607        15,994        11,170
Interest income .....................................         (54)         (109)         (184)         (120)          (31)
Interest expense ....................................          --            --            --         8,162        11,054
Pre-tax income ......................................       6,989        13,158        10,791         7,952           147
Provision for income taxes ..........................          --            --            --           (37)          138
                                                        ---------     ---------     ---------     ---------     ---------
Net income ..........................................   $   6,989     $  13,158     $  10,791     $   7,989     $       9
                                                        =========     =========     =========     =========     =========

Pro forma (1):
Historical income before provision for income taxes .   $   6,989        13,158     $  10,791     $   7,952

Pro forma provision for income taxes ................       2,796         5,263         4,316         3,181
                                                        ---------     ---------     ---------     ---------
Pro forma net income ................................   $   4,193     $   7,895     $   6,475     $   4,771
                                                        =========     =========     =========     =========

Other Data:
EBITDA(2) ...........................................   $   8,284     $  14,948     $  18,029     $  18,524     $  13,796
EBITDA margin .......................................        12.2%         14.8%         14.8%         12.4%          8.4%

Non-vehicle capital expenditures ....................   $     356     $   1,616     $   1,514     $   1,856     $   1,892
Vehicle capital expenditures ........................       1,425         3,730           859           673           479
                                                        ---------     ---------     ---------     ---------     ---------
Total capital expenditures ..........................       1,781         5,346         2,373         2,529         2,371

Ratio of earnings to fixed charges (excluding
preferred stock dividends) (3) ......................                                                  1.97x         1.01x

Service centers operated at period end ..............         105           142           174           206           226

Balance Sheet Data (at period end):
Cash and cash equivalents ...........................   $   4,100     $   5,393     $   6,255     $     301     $      94
Total assets ........................................      21,069        31,494        36,687        90,692        87,519
Total debt ..........................................          --            --            --       108,500       107,500
Stockholders' equity (deficit) ......................      15,728        24,294        23,285       (73,441)      (78,232)

(1) Prior to March 31, 1998, Diamond consisted of S corporations and, accordingly, federal and state income taxes were generally paid at the stockholder level only. Upon consummation of the Recapitalization (as defined under "Business--Recapitalization"), Diamond eliminated its S corporation status and, accordingly, is subject to federal and state income taxes.

(2) EBITDA represents income before income taxes, interest expense, depreciation and amortization expense and non-recurring executive compensation expense in 1997 of $5 million. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.

(3) Ratio of earnings to fixed charges equals pre-tax income plus interest expense divided by interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Diamond is a leading provider of automotive glass replacement and repair services in the Northeast, Mid-Atlantic, Midwest, Southeast and Southwest regions of the United States. At December 31, 1999, Diamond operated a network of 226 automotive glass service centers, approximately 1,041 mobile installation vehicles and four distribution centers in 39 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales and EBITDA for the year ended December 31, 1999 were $164.5 million and $13.8 million, respectively.

         Diamond believes that, due to its sole focus on automotive glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond's low cost structure enables it to serve all segments of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing and rental car companies, car dealers, body shops and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. Diamond's 1999 sales to individual consumers, commercial customers and insurance customers represented 28.6%, 41.5% and 29.9% of total sales, respectively. While the two largest participants in the industry primarily focus on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufacture automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

Recapitalization

         On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things: (1) Diamond declared and paid a dividend of 3,500 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock (equal to 10.0% of the Series A 12% Senior Redeemable Cumulative Preferred Stock outstanding after the Recapitalization, as defined below) to each of Kenneth Levine and Richard Rutta;
(2)  Kenneth  Levine  and  Richard  Rutta  transferred  all  of the  issued  and outstanding shares of each of the affiliated entities to Diamond in consideration for which Diamond issued 6,950,000 shares of Common Stock to Kenneth Levine and Richard Rutta; (3) each of the affiliated entities merged with and into Diamond; (4) Green Equity Investors II, L.P. purchased: (A) 770,000 shares of Common Stock, equal to 77.0% of the Common Stock outstanding after the Recapitalization, for aggregate consideration equal to $15.4 million, and (B) 28,000 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock, equal to 80.0% of the Preferred Stock outstanding following the Recapitalization, for an aggregate consideration of $28.0 million; (5) Norman Harris and Michael A. Sumsky purchased an aggregate of 30,000 shares of Common Stock, equal to 3.0% of the Common Stock outstanding after the Recapitalization, for aggregate consideration of $600,000; and (6) Diamond redeemed from Kenneth Levine and Richard Rutta all of the Common Stock owned by them (other than 100,000 shares owned by each of them) for approximately $150.7 million in cash, which resulted in each of Kenneth Levine and Richard Rutta owning 10.0% of the Common Stock outstanding after the Recapitalization. These transactions were consummated on March 31, 1998, and together constitute the "Recapitalization." Concurrently with the Recapitalization, Diamond issued the Notes and entered into the old bank facility with a syndicate of financial institutions, under which Diamond borrowed $12.5 million in connection with the Recapitalization.

Results of Operations

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Financial Statements of Diamond and the notes thereto included elsewhere in this Annual Report.

         The  following  table  summarizes   Diamond's   historical  results  of
operations and historical results of operations as a percentage of sales for the years ended December 31, 1997, 1998 and 1999.


                          `                                             Years Ended December 31,
                                                                        ------------------------
                                                             1997              1998              1999
                                                             ----              ----              ----
                                                         $        %         $       %        $       %
                                                     -----------------------------------------------------
                                                                     (dollars in millions)
      Sales.......................................      122.0     100.0    149.6   100.0    164.5    100.0
      Cost of Sales...............................       36.7      30.1     43.8    29.3     51.4     31.2
                                                       ------     -----    -----   -----    -----    -----

      Gross Profit................................       85.3      69.9    105.8    70.7    113.1     68.8
      Operating Expenses..........................       74.7      61.2     89.8    60.0    101.9     61.9
                                                       ------     -----    -----   -----    -----    -----
      Income from Operations......................       10.6       8.7     16.0    10.7     11.2      6.8

      Interest Income.............................       (0.2)      0.2     (0.1)    0.1      0.0      0.0

      Interest Expense............................        0.0       0.0     8.1      5.4     11.0      6.7
                                                       ------     -----    -----   -----    -----    -----
                                                         (0.2)      0.2     8.0      5.3     11.0      6.7
                                                       ------     -----    -----   -----    -----    -----

      Income before provision for income taxes....       10.8       8.9      8.0     5.3      0.2      0.1
      Provision for income taxes..................        0.0       0.0      0.0     0.0      0.2      0.1
                                                        -----    ------    -----   -----     ----      ---
      Net income..................................       10.8       8.9      8.0     5.3      0.0      0.0
                                                        =====    ======    =====   =====     ====     ====

      EBITDA (1)..................................       18.0      14.8     18.5    12.4     13.8      8.4

(1) EBITDA represents income before taxes, interest expense, depreciation and amortization expense and non-recurring executive compensation expense in 1997 of $5 million. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Sales. Sales for 1999 increased by $14.9 million, or 10.0%, to $164.5 million from $149.6 million for 1998. This increase was primarily due to an increase in sales at service centers opened in 1998 and 1999. Although installation units increased 18.4%, primarily reflecting the continued maturation of Diamond's service centers and increased installation productivity, revenue per installation unit decreased an average of 6%. The decrease in Diamond's average revenue per installation unit is primarily attributable to weaker industry demand for glass replacement services, due primarily to milder weather conditions, which resulted in price compression throughout the industry.

         Gross Profit. Gross profit for 1999 increased by $7.3 million, or 6.9%, to $113.1 million from $105.8 million for 1998. Gross margin decreased as a percentage of sales to 68.8% for 1999 from 70.7% for 1998. The decrease in gross margin was primarily due to price compression throughout the industry, which adversely affected average revenue per installation unit. The adverse impact of price compression was partially offset by a decrease in glass product costs.

         Operating Expenses. Operating expenses for 1999 increased by $12.1 million, or 13.5%, to $101.9 million from $89.8 million for 1998. Operating expenses increased as a percentage of sales to 61.9% for 1999 from 60.0% for 1998. The increase in operating expenses during 1999 was primarily due to an increase in expenses related to the continued expansion of Diamond's service and distribution center network which resulted in an increase in service and distribution center payroll and other operating expenses, such as vehicle operating leases and rent. The increase in operating expenses as a percentage of sales is attributable to a decrease in average revenue per installation unit which was partially offset by an average decrease of 4% in operating expense per installation unit due to the leveraging of service center, corporate and administrative expenses. In addition, operating expenses in 1999 included a full year of costs related to senior management salaries and the management fees paid to LGP compared to the inclusion of nine months of these costs in 1998 following the consummation of the Recapitalization.

         Depreciation and amortization expense for 1999 increased by $0.2 million, or 8.3%, to $2.6 million from $2.4 million for 1998. This increase is attributable to a $0.5 million increase in amortization expense related to the implementation of certain sales, billing and financial systems software in February 1999. The increase in amortization expense was offset by a $0.5 million decrease in depreciation expense due to the inception of a master fleet leasing program during 1997 for the lease of mobile installation and distribution service vehicles.

         Income from Operations. Income from operations for 1999 decreased by $4.8 million, or 30.0%, to $11.2 million from $16.0 million for 1998. This decrease was primarily due to the decline in average revenue per installation unit discussed above that was partially offset by a decrease in glass product costs, an increase in installation productivity and the leveraging of service center, corporate and administrative expenses.

         Interest Expense. Interest expense for 1999 increased by $2.9 million, or 35.8%, to $11.0 million from $8.1 million for 1998. In 1999, Diamond incurred a full year of interest expense compared to the inclusion of nine months of interest expense in 1998 following the consummation of the Recapitalization.

         Net Income. Diamond recorded a minimal amount of net income in 1999 compared to $8.0 million of net income in 1998. Net income as a percentage of sales decreased to 0.0% for 1999 from 5.3% for 1998. The decrease in net income and net income margin during 1999 was primarily due to the adverse impact of lower average revenue per installation unit that was partially offset by a decrease in glass product costs, an increase in installation productivity and the leveraging of service center, corporate and administrative expenses.

         EBITDA. EBITDA for 1999 decreased by $4.7 million, or 25.4%, to $13.8 million from $18.5 million for 1998. EBITDA as a percentage of sales decreased to 8.4% for 1999 from 12.4% for 1998. The decrease in EBITDA and EBITDA margin during 1999 was primarily due to the adverse impact of lower average revenue per installation unit that was partially offset by a decrease in glass product costs, an increase in installation productivity and the leveraging of service center, corporate and administrative expenses.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Sales. Sales for 1998 increased by $27.6 million, or 22.6%, to $149.6 million from $122.0 million for 1997. This increase was primarily due to an increase in sales at service centers opened in 1996, 1997 and 1998.

         Gross Profit. Gross profit for 1998 increased by $20.5 million, or 24.0%, to $105.8 million from $85.3 million for 1997. Gross profit increased as a percentage of sales to 70.7% for 1998 from 69.9% for 1997. The increase in gross profit and gross margin during 1998 was primarily due to an increase in Diamond's sales and an increase in average revenue per installation unit.

         Operating  Expenses.  Operating  expenses  for 1998  increased by $15.1 million,  or 20.2%,  to $89.8  million  from $74.7  million for 1997.  Operating expenses decreased as a percentage of sales to 60.0% for 1998 from 61.2% for 1997. The decrease in operating expenses as a percentage of sales during 1998 was primarily due to a non-recurring executive compensation expense of $5.0 million accrued for in 1997. Excluding the non-recurring executive compensation expense in 1997, operating expenses increased as a percentage of sales to 60.0% for 1998 from 57.1% for 1997. The increase in operating expenses during 1998 was primarily due to an increase in expenses related to the continued expansion of Diamond's service and distribution center network. During 1998, Diamond added 32 net new service centers; opened distribution centers in Rock Island, Illinois and Atlanta, Georgia and consolidated its Raleigh, North Carolina and its Orlando, Florida distribution centers into Diamond's Atlanta, Georgia distribution center. The increase in operating expenses as a percentage of sales is primarily attributable to an increase in service and distribution center network payroll and other operating expenses combined with weaker demand for auto glass installation services. In addition, since April 1998 Diamond has incurred additional costs related to increases in senior management salaries, an accrual for an incentive based bonus program for senior management and management fees paid to LGP.

         Depreciation and amortization expense for 1998 increased by $0.2 million, or 9.1%, to $2.4 million from $2.2 million for 1997. In 1998, Diamond commenced amortization of certain software related to the implementation of a new point of sale system for the service center network. The increase in amortization expense was offset by a

$0.1 million decrease in depreciation expense due to the inception of a master fleet leasing program during 1997 for the lease of mobile installation and distribution service vehicles.

         Income from Operations. Income from operations for 1998 increased by $5.4 million, or 50.9%, to $16.0 million from $10.6 million for 1997. Excluding the impact of the non-recurring executive compensation expense of $5.0 million in 1997, income from operations for 1998 increased by $0.4 million, or 2.6%, to $16.0 million from $15.6 million for 1997.

         Interest Expense. Interest expense for 1998 was $8.1 million due to the consummation of the Recapitalization compared to no interest expense for 1997.

         Net Income. Net income for 1998 decreased $2.8 million, or 25.9%, to $8.0 million from $10.8 million for 1997. The primary reason for this decrease was attributable to interest expense of $8.1 million. This was offset with a $5.4 million increase in income from operations.

         EBITDA. EBITDA for 1998 increased by $0.5 million, or 2.8%, to $18.5 million from $18.0 million for 1997. EBITDA as a percentage of sales decreased to 12.4% for 1998 from 14.8% for 1997. The increase in EBITDA during 1998 was primarily due to the increase in sales and gross profit, which was offset by an increase in operating expenses. The decrease in EBITDA margin during 1998 is primarily attributable to an increase in the service and distribution center network payroll and other operating expenses combined with weaker demand for auto glass installation services. During 1998, Diamond incurred additional costs related to increases in senior management salaries, an accrual for an incentive based bonus program for senior management and management fees paid to LGP. The decrease in EBITDA margin for 1998 related primarily to an increase in operating expenses which was partially offset by an increase in gross margin.

Liquidity and Capital Resources

         Diamond's need for liquidity will arise primarily from interest payable on the Notes, the new credit facility and the funding of Diamond's capital expenditures and working capital requirements. There are no mandatory principal payments on the Notes prior to their maturity on April 1, 2008 and, except to the extent that the borrowing base under the new credit facility exceeds the amount outstanding thereunder, no required payments of principal on the new credit facility prior to its expiration on March 27, 2004.

         Net Cash Provided by Operating Activities. Net cash provided by operating activities for 1999 decreased $1.9 million to $3.3 million from $5.2 million for 1998. The decrease in cash provided by operating activities for 1999 was due to a decrease in Diamond's net earnings, a $1.4 million increase in inventory and a $1.6 million decrease in accounts payable which was offset by a $1.9 million decrease in accounts receivable due to newly implemented accounts receivable and billing systems which improved the accuracy and timeliness of customer billings and improved post-billing collection efforts. Net cash provided by operating activities for 1998 decreased $10.5 million to $5.2 million from $15.7 million for 1997. The decrease in cash provided by operating activities for 1998 was primarily due to a decrease in Diamond's net earnings and an increase in working capital requirements.

         Net Cash Provided by/Used in Investing Activities. Net cash used in investing activities for 1999 decreased $2.8 million to $2.3 million used from $0.5 million provided by investing activities for 1998. Net cash provided by investing activities for 1998 increased $3.6 million to $0.5 million from $3.1 million used in investing activities for 1997. The primary reason for these variances was the elimination in 1998 of a due from related company of $2.9 million in connection with the Recapitalization.

         Net Cash Used in Financing Activities. Net cash used in financing activities for 1999 decreased $10.4 million to $1.2 million from $11.6 million for 1998, while net cash used in financing activities for 1998 decreased $0.2 million to $11.6 million from $11.8 million for 1997. The reason for these variances was the Recapitalization, in which $97.0 million was received from the issuance of the Notes, $12.5 million from the old bank facility, $28.0 million from the sale of preferred stock to Green Equity Investors II, L.P. and $16.0 million from the sale of common stock to Green Equity Investors II, L.P., Norman Harris and Michael A. Sumsky. This was offset by distributions to stockholders of $4.6 million, the repurchase of common stock for $150.7 million and deferred loan costs of $5.8 million principally resulting from the issuance of the Notes. In addition, Diamond repaid $4.0 million of the $12.5 million received from the old bank facility during 1998 in connection with the Recapitalization.

         Capital Expenditures. Net capital expenditures were $2.4 million for 1999 as compared to $2.5 million for 1998 and $2.4 million for 1997. Excluding vehicle capital expenditures, capital expenditures were $1.9 million for 1999 as compared to $1.8 million for 1998 and $1.5 million for 1997. Capital expenditures in 1999 were made primarily to fund the continued upgrade of Diamond's management information systems. The most significant capital expenditures contemplated over the next five years will be for the continued enhancement and maintenance of Diamond's management information systems and development of Diamond's nationwide expansion program. It is anticipated that Diamond will annually incur approximately $2.5 to $3.0 million in capital expenditures primarily to expand its management information systems with the remaining portion used to expand its service and distribution center network.

         Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements, including those related to the opening of new service centers. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the new credit facility.

Inflation

         Diamond believes that inflation has not had a material impact on its results of operations for 1997, 1998 or 1999.

Effect of Weather Conditions and Seasonality

         Weather has historically affected Diamond's sales, net income and EBITDA, with severe weather generating increased sales, net income and EBITDA and mild weather resulting in lower sales, net income and EBITDA. In addition, Diamond's business is somewhat seasonal, with the fourth quarter traditionally its slowest period of activity. Diamond believes such seasonal trends will continue for the foreseeable future. See "--Sales."

ITEM 8.  FINANCIAL STATEMENTS

         The following financial statements of Diamond, together with the report of the independent auditors thereon, are presented on pages F-1 through F-19 hereof as set forth below:

                          Index to Financial Statements

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................   F-2

Balance Sheets, December 31, 1999 and 1998...............................   F-3

Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997......................................    F-5

Statements of Stockholders' Equity (Deficit) for the Years Ended
  December 31, 1999, 1998 and 1997......................................    F-6

Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997.....................................     F-7

Notes to Financial Statements..........................................     F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning each of Diamond's directors and executive officers:

        Name                            Age      Position
        ----                            ---      --------
Kenneth Levine ......................   46       Co-Chairman of the Board,
                                                   Co-Chief Executive Officer
                                                   and Director
Richard Rutta........................   43       Co-Chairman of the Board,
                                                   Co-Chief Executive Officer
                                                   and Director
Norman Harris........................   45       President
Michael A. Sumsky....................   41       Executive Vice President,
                                                   Chief Financial Officer and
                                                   General Counsel
Gregory J. Annick....................   36       Director
John G. Danhakl  ....................   44       Director
Jonathan D. Sokoloff.................   42       Director

         Kenneth Levine has been Diamond's Co-Chairman of the Board and Co-Chief Executive Officer since March 1998 and a Director of Diamond since March 1987. Mr. Levine joined Diamond in 1979 and has served as Diamond's effective Co-President since 1987. In 1987, Mr. Levine, together with Richard Rutta, purchased all of Diamond's outstanding stock.

         Richard Rutta has been Diamond's Co-Chairman of the Board and Co-Chief Executive Officer since March 1998 and a Director of Diamond since March 1987. Mr. Rutta joined Diamond in 1979 and has served as Diamond's effective Co-President since 1987. In 1987, Mr. Rutta, together with Kenneth Levine, purchased all of Diamond's outstanding stock.

         Norman Harris has been Diamond's President since March 1998. Mr. Harris has served as Diamond's Executive Vice President from 1995 until March 1998. Mr. Harris joined Diamond in 1993. From 1991 through 1993, Mr. Harris served as President of Inveauto C.A. of Maracay, Venezuela, a fabricator of automotive glass and parts. From 1977 until 1991, Mr. Harris was employed by Safelite Glass Corporation.

         Michael A. Sumsky has been Diamond's Executive Vice President, Chief Financial Officer and General Counsel since joining Diamond in 1995. Prior to joining Diamond, Mr. Sumsky was the co-founder of a distributorship of seasonal gift electronics and other consumer products since 1991. Mr. Sumsky was employed by Emerson Radio Corporation in various financial and legal capacities from 1986 to 1989 and from 1990 to 1991. From 1989 to 1990, Mr. Sumsky was an associate at Parker, Duryee, Rosoff & Haft, a New York City law firm.

         Gregory J. Annick has been a Director of Diamond since March 1998. Mr. Annick has been an executive officer of LGP, a merchant banking firm that manages Green Equity Investors II, L.P., since the formation of LGP and Green Equity Investors II, L.P. in 1994. Mr. Annick joined a merchant-banking firm affiliated with LGP as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. From 1988 to 1989, Mr. Annick was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Prior thereto, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of several private companies.

         John G. Danhakl has been a Director of Diamond since March 1998. Mr. Danhakl has been an executive officer of LGP since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ( "DLJ ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated ("Drexel"). Mr. Danhakl is also a director of Twinlab Corporation, The Arden Group, Inc. and several private companies.

         Jonathan D. Sokoloff has been a Director of Diamond since March 1998. Mr. Sokoloff has been an executive officer of LGP since its formation in 1994. Since 1990, Mr. Sokoloff had been a partner at a merchant-banking firm affiliated with LGP. Mr. Sokoloff had previously been a Managing Director at Drexel. Mr. Sokoloff is also a director of Twinlab Corporation, Gart Sports Company, Rite Aid Corporation and several private companies.

         Except for Messrs. Levine and Rutta, who are first cousins, no family relationship exists between any of Diamond's officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

         Summary Compensation Table. The following table provides information about the compensation paid by Diamond to its Co-Chief Executive Officers and its two other executive officers during the fiscal years ended December 31, 1997, 1998 and 1999. The Co-Chief Executive Officers and the two other executive officers of Diamond are collectively referred to as the "Named Executive Officers."

------------------------------------------------------------------------------------------------------------------------
                                                                                           Long-Term
                                                                                         Compensation
                                                      Annual Compensation                   Awards
                                         -------------------------------------------------------------------------------
                                                                          Other           Securities           All
                                                                         Annual           Underlying          Other
   Name and Principal Position            Salary ($)                  Compensation         Options/        Compensation
                                  Year                 Bonus ($)           ($)             SARs (#)            ($)
-----------------------------------------------------------------------------------------------------------------------
Kenneth Levine                   1999     $300,000         -                -                  -            $3,168 (3)
     Co-Chairman of the Board    1998     $249,331    $85,386 (1)           -                  -            $3,168 (3)
and Co-Chief Executive Officer   1997     $106,000         -               (2)                 -            $3,168 (3)
-----------------------------------------------------------------------------------------------------------------------
Richard Rutta                    1999     $300,000         -                -                  -            $3,168 (3)
     Co-Chairman of the Board    1998     $249,331    $85,386 (1)           -                  -            $3,168 (3)
and Co-Chief Executive Officer   1997     $106,000         -               (2)                 -            $3,168 (3)
-----------------------------------------------------------------------------------------------------------------------
Norman Harris                    1999     $275,000         -                -                  -            $3,168 (3)
     President                   1998     $256,962    $70,016 (1)           -                 450           $3,168 (3)
                                 1997     $212,000         -               (2)                 -            $2,721 (3)
-----------------------------------------------------------------------------------------------------------------------
Michael A. Sumsky                1999     $250,000         -                -                  -            $2,711 (3)
     Executive Vice President,   1998     $221,893    $70,016 (1)           -                 450           $2,324 (3)
Chief Financial Officer and      1997     $148,400         -               (2)                 -            $2,182 (3)
General Counsel
-----------------------------------------------------------------------------------------------------------------------

------------------------
         (1) This bonus was earned in the year indicated, but paid in the immediately subsequent year.

         (2) During 1997, Diamond accrued an aggregate of $5.0 million in non-recurring executive compensation for the Named Executive Officers, which was paid in 1998.

         (3) Represents Diamond's net contribution on behalf of the Named Executive Officer to Diamond's 401(k) Profit Sharing Plan.

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table provides information regarding the exercise price of stock options during the fiscal year ended December 31, 1999 for each of Diamond's Named Executive Officers and the year-end value of unexercised options held by the Named Executive Officers.


--------------------------------------------------------------------------------------------------------------------
                                                                         Number of Securities   Value of Unexercised
                                                                              Underlying            In-the-Money
                                                                              Unexercised          Options/SARs at
                                                                            Options/SARs at      Fiscal Year-End ($)
                           Shares Acquired on                             Fiscal Year-End (#)       Exercisable/
          Name                Exercise (#)         Value Realized ($)        Exercisable/           Unexercisable
                                                                             Unexercisable
--------------------------------------------------------------------------------------------------------------------
Kenneth Levine                     N/A                    N/A                     N/A                    N/A
--------------------------------------------------------------------------------------------------------------------
Richard Rutta                      N/A                    N/A                     N/A                    N/A
--------------------------------------------------------------------------------------------------------------------
Norman Harris                       -                      -                     0/450                   0/0
--------------------------------------------------------------------------------------------------------------------
Michael A. Sumsky                   -                      -                     0/450                   0/0
--------------------------------------------------------------------------------------------------------------------

Committees of the Board of Directors

         There are no committees of the Board of Directors.

Compensation of Directors

         Diamond's officers, as well as Messrs. Annick, Danhakl and Sokoloff, do not receive any compensation directly for their service on Diamond's Board of Directors. Diamond has agreed, however, to pay LGP certain fees for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. See "Certain Relationships and Related Transactions."

Stock Option Plan

         In September 1998, Diamond's Board of Directors and stockholders approved and adopted the Diamond Triumph Auto Glass, Inc. 1998 Management Stock Option Plan (the "1998 Plan"). The purpose of the 1998 Plan is to provide key employees of Diamond and its subsidiaries with an incentive to remain in the service of Diamond or its subsidiaries, to enhance Diamond's long-term performance and to afford key employees the opportunity to acquire a proprietary interest in Diamond. Currently, the 1998 Plan is administered by Diamond's Board of Directors. An aggregate of 30,000 shares of Common Stock are authorized for issuance under the 1998 Plan. As of December 31, 1999, the Board of Directors had granted options to purchase a total of 27,175 shares of Common Stock under the 1998 Plan. These options vest in five equal annual installments, commencing on the first anniversary of the date of grant. Vested options may not be exercised until the earlier of: (1) 90 days after Diamond's Common Stock has become publicly traded and (2) 91 days prior to the tenth anniversary of the date of grant. The 1998 Plan expires in September 2008.

Employment Agreements

         On March 31, 1998, Diamond entered into employment agreements with each of Kenneth Levine and Richard Rutta pursuant to which they each agreed to serve as the Co-Chairmen of the Board and Co-Chief Executive Officers of Diamond. Each of the agreements with Messrs. Levine and Rutta provide for the following:

         (1) An initial term of five years beginning on March 31, 1998 and ending on March 31, 2003.

         (2) An annual base salary of $300,000, subject to annual review based on Diamond's and the executive's performance. In addition, for each calendar year beginning on January 1, 1998, each executive is entitled to receive an annual bonus equal to a percentage of Diamond's EBITDA in excess of specified thresholds, not to exceed $450,000.

         (3) In the event the executive is terminated by Diamond for cause (as defined in the employment agreement) or in the event the executive resigns, Diamond will pay the executive the executive's base salary through the date of termination.

         (4) In the event the executive is terminated due to death or disability (as defined in the employment agreement), the executive will receive:

                  o his base salary for a period of 12 months (but in no event beyond March 31, 2003); and

                  o the amount of any bonus payable through the date of termination.

         (5) In the event the executive is terminated by Diamond for any other reason than as provided in clauses (3) and (4) above, the executive will receive:

                  o     his base salary through the date of termination;

                  o the amount of any bonus payable through the date of termination; and

                  o in lieu of any further compensation, severance pay equal to the base salary that the executive would have otherwise received during the period beginning on the date of termination and ending on the earlier of (1) the scheduled termination date of executive's employment period under the employment agreement and (2) such time as the executive obtains other permanent employment.

         (6) Customary non-competition and non-solicitation provisions, which provisions survive for one year after the termination of the executive's employment, and customary non-disclosure and assignment of inventions provisions.

         On March 31, 1998, Diamond entered into an employment agreement with Norman Harris pursuant to which Mr. Harris agreed to serve as the President of Diamond at an annual salary of $275,000, subject to annual review based on Diamond's and the executive's performance. On March 31, 1998, Diamond also entered into an employment agreement with Michael A. Sumsky pursuant to which Mr. Sumsky agreed to serve as the Executive Vice President, Chief Financial Officer and General Counsel of Diamond at an annual salary of $250,000, subject to annual review based on Diamond's and the executive's performance. Each of the agreements with Messrs. Harris and Sumsky also provide for the following:

         (1) An initial term of three years beginning on March 31, 1998 and ending on March 31, 2001.

         (2) In addition to his base salary, for each calendar year beginning on January 1, 1998, each executive is entitled to receive an annual bonus equal to a percentage of Diamond's EBITDA in excess of specified thresholds, not to exceed $375,000.

         (3) In the event the executive is terminated by Diamond for cause (as defined in the employment agreement) or in the event the executive resigns, Diamond will pay the executive the executive's base salary through the date of termination.

         (4) In the event the executive is terminated due to death or disability (as defined in the employment agreement), the executive will receive:

                  o his base salary for a period of 12 months (but in no event beyond March 31, 2001); and

                  o the amount of any bonus payable through the date of termination.

         (5) In the event the executive is terminated by Diamond for any other reason than as provided in clauses (3) and (4) above, the executive will receive:

                  o     his base salary through the date of termination;

                  o the amount of any bonus payable through the date of termination; and

                  o in lieu of any further compensation, severance pay equal to the base salary that the executive would have otherwise received during the period beginning on the date of termination and ending on the earlier of (1) the scheduled termination date of executive's employment period under the employment agreement and (2) such time as the executive obtains other permanent employment for compensation in an amount reasonably comparable to his base salary with Diamond.

         (6)      Customary   non-competition,    non-solicitation   provisions,
                  non-disclosure and assignment of inventions provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following  table  provides  information  regarding  the  beneficial ownership of Diamond's Common Stock and Series A 12% Senior Redeemable Cumulative Preferred Stock (referred to in the table as the "Series A Preferred Stock"), as of March 30, 2000, by (1) each person known by Diamond to be the beneficial owner of more than 5% of the Common Stock, (2) each director, (3) Diamond's Named Executive Officers, and (4) all of Diamond's executive officers and directors as a group. Except as indicated in the footnotes to this table, Diamond believes that the persons named in this table have sole voting and investment power with respect to all of the shares of Common Stock and Series A Preferred Stock indicated.

----------------------------------------------------------------------------------------------------------------------
                                                       Common Stock                   Series A Preferred Stock
                                                    Beneficially Owned                   Beneficially Owned
                                               Number of      Percentage of        Number of         Percentage of
                      Name                       Shares           Class              Shares              Class
----------------------------------------------------------------------------------------------------------------------
      Green Equity Investors II, L.P. (1)           770,000             77.0%              28,000               80.0%
----------------------------------------------------------------------------------------------------------------------
      Gregory J. Annick (1)(2)                      770,000             77.0%              28,000               80.0%
----------------------------------------------------------------------------------------------------------------------
      John G. Danhakl (1)(2)                        770,000             77.0%              28,000               80.0%
----------------------------------------------------------------------------------------------------------------------
      Jonathan D. Sokoloff (1)(2)                   770,000             77.0%              28,000               80.0%
----------------------------------------------------------------------------------------------------------------------
      Kenneth Levine                                100,000             10.0%               3,500               10.0%
----------------------------------------------------------------------------------------------------------------------
      Richard Rutta                                 100,000             10.0%               3,500               10.0%
----------------------------------------------------------------------------------------------------------------------
      Norman Harris                                  15,000              1.5%                   -                  -
----------------------------------------------------------------------------------------------------------------------
      Michael Sumsky                                 15,000              1.5%                   -                  -
----------------------------------------------------------------------------------------------------------------------
      All directors and executive officers        1,000,000            100.0%              35,000             100.00%
      as a group
      (7 persons)(3)
----------------------------------------------------------------------------------------------------------------------

(1) The address of Green Equity Investors II, L.P. and Messrs. Annick, Danhakl and Sokoloff is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(2) The shares shown as beneficially owned by Messrs. Annick, Danhakl and Sokoloff represent the 770,000 shares of Common Stock and the 28,000 shares of Series A Preferred Stock owned of record by Green Equity Investors II, L.P. Green Equity Investors II, L.P. is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of Green Equity Investors II, L.P. Each of Leonard I. Green, Jonathan D. Sokoloff, John G. Danhakl, Peter J. Nolan and Gregory J. Annick, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Common Stock owned by Green Equity Investors II, L.P. As such, Messrs. Annick, Danhakl and Sokoloff may be deemed to have shared voting and investment power with respect to all shares held by Green Equity Investors II, L.P. However, such individuals disclaim beneficial ownership of the securities held by Green Equity Investors II, L.P., except to the extent of their respective pecuniary interests therein.

(3)      Includes the shares referred to in Note 2 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Services Agreement

         In connection with the Recapitalization, Diamond entered into a Management Services Agreement with LGP pursuant to which LGP receives an annual management fee of $685,000. This fee is subordinated in right of payment to the Notes. The Management Services Agreement also provides that LGP may receive reasonable and customary fees and reasonable expenses from time to time for providing financing, advisory and investment banking services to Diamond in connection with major financial transactions. See "Business - Recapitalization".

Lease

         Kenneth Levine and Richard Rutta are the sole partners of a partnership which leases to Diamond, on an arm's length basis, Diamond's headquarters and distribution facility in Kingston, Pennsylvania and 18 service center locations. Following the Recapitalization, at Diamond's request, Kenneth Levine and Richard Rutta caused the partnership to renew or extend the leases on the facilities through December 31, 2010, on terms substantially similar to those applicable to those facilities on January 15, 1998, provided that the monthly rental amounts increase 4.0% each calendar year beginning January 1, 1999. Rental payments to the partnership for the facilities aggregated $513,000, $535,000 and $556,000 in 1997, 1998 and 1999, respectively.

Stockholders Agreement

         On March 31, 1998, Green Equity Investors II, L.P., Kenneth Levine, Richard Rutta and Diamond entered into a Stockholders Agreement. The Stockholders Agreement generally restricts the transferability of shares of Common Stock held by Kenneth Levine and Richard Rutta. The Stockholders Agreement also establishes a right of first refusal in favor of Green Equity Investors II, L.P. or Diamond in the event Kenneth Levine or Richard Rutta seek to transfer any of their shares of Common Stock to a third party pursuant to a bona fide offer. In addition, Green Equity Investors II, L.P. has certain "drag-along" rights and certain sales of Common Stock by Green Equity Investors II, L.P. are subject to "tag-along" rights of Kenneth Levine and Richard Rutta to participate in those sales. The Stockholders Agreement also grants demand registration rights to Green Equity Investors II, L.P. and piggyback registration rights to Green Equity Investors II, L.P., Kenneth Levine and Richard Rutta

         Pursuant to the Stockholders Agreement, Green Equity Investors II, L.P., Kenneth Levine and Richard Rutta have agreed to vote their shares of Common Stock in favor of the election of each of Kenneth Levine and Richard Rutta as a director of Diamond so long as they are executive officers of Diamond.

         Subject to early termination of the provisions described above (other than those relating to registration rights) at the time, if any, as the Common Stock is publicly held, the Stockholders Agreement terminates on the tenth anniversary of the date thereof.

Management Share Agreements

         On March 31, 1998, Diamond and Green Equity Investors II, L.P. entered into Management Subscription and Stockholders Agreements with each of Norman Harris and Michael A. Sumsky, which are collectively referred to as the "Management Share Agreements." Pursuant to the Management Share Agreements, the shares of Common Stock purchased by Messrs. Harris and Sumsky in the transactions related to the Recapitalization are subject to various transfer restrictions and purchase rights. The Management Share Agreements also contain certain "piggyback," registration rights, "tag-along" sale rights, "drag-along" sale obligations and a right of first refusal in favor of Green Equity Investors II, L.P. or Diamond in the event Messrs. Harris or Sumsky seek to transfer their shares of Common Stock to a third party pursuant to a bona fide offer.

                                     PART IV

 ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)      (1)      All  financial  statements  of  Diamond  for  the  year  ended
                  December  31,  1999  are  filed  herewith.  See Item 8 of this
                  Report for a list of such financial statements.

         (2) All financial statement schedules have been omitted as the required information is inapplicable or has been included in the financial statements and notes thereto.

         (3)      Exhibits - See response to paragraph (c) below.

(b)      Reports on Form 8-K.

         Not applicable.

(c)      Exhibits.

    Exhibit
    Number                       Description
    ------                       -----------

2.1 (1) Second Amended and Restated Stock Purchase and Sale Agreement, dated as of January 15, 1998, by and among, VGMC Corp., Green Equity Investors II, L.P., Diamond Triumph Auto Glass, Inc., Triumph Auto Glass, Inc., Diamond Auto Glass Works, Inc., A Above Average Glass Company by Diamond, inc., A-AA Triumph Auto Glass, Inc., Scranton Holdings, Inc., Diamond/Triumph Auto Export Sales Co. Inc., A-Auto Glass by Triumph, Inc., A-Auto Glass Company by Diamond, Inc. and Kenneth Levine and Richard Rutta.

3.1 (1) Amended and Restated Certification of Incorporation of Diamond Triumph Auto Glass, Inc.

3.2 (1) Certificate of Designations of Series A 12% Senior Redeemable Cumulative Preferred Stock of Diamond Triumph Auto Glass, Inc.

3.3 (1) Certificate of Amendment of Certificate of Incorporation of Diamond Triumph Auto Glass, Inc., dated April 28, 1998.

3.4 (1) Certificate of Amendment of Certificate of Incorporation of Diamond Triumph Auto Glass, Inc., dated September 15, 1998.

3.5 (1)          By-laws of Diamond Triumph Auto Glass, Inc.

4.1 (1) Indenture, dated as of March 31, 1998, between Diamond Triumph Auto Glass, Inc., as Issuer, and State Street Bank and Trust Company, as Trustee, regarding the 91/4% Senior Notes Due 2008.

4.2 (1) Registration Rights Agreement, dated as of March 31, 1998, among Diamond Triumph Auto Glass, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc., BT Alex. Brown Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation.

4.3 (1) Note Purchase Agreement, dated March 26, 1998, among Diamond Triumph Auto Glass, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc., BT Alex. Brown Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation.

10.1 (1) Management Subscription and Stockholders Agreement, dated as of March 31, 1998, among Diamond Triumph Auto Glass, Inc., Green Equity Investors II, L.P. and Norman Harris.

10.2 (1) Management Subscription and Stockholders Agreement, dated as of March 31, 1998, among Diamond Triumph Auto Glass, Inc., Green Equity Investors II, L.P. and Michael Sumsky.

    Exhibit
    Number                       Description
    ------                       -----------

10.3 (1) Stockholders Agreement, dated as of March 31, 1998, among Green Equity Investors II, L.P., Kenneth Levine, Richard Rutta and Diamond Triumph Auto Glass, Inc.

10.4 (1) Employment Agreement, dated as of March 31, 1998, between Diamond Triumph Auto Glass, Inc. and Kenneth Levine.

10.5 (1) Employment Agreement, dated as of March 31, 1998, between Diamond Triumph Auto Glass, Inc. and Richard Rutta.

10.6 (1) Employment Agreement, dated as of March 31, 1998, between Diamond Triumph Auto Glass, Inc. and Norman Harris.

10.7 (1) Employment Agreement, dated as of March 31, 1998, between Diamond Triumph Auto Glass, Inc. and Michael Sumsky.

10.8 (1)         Non-Competition   Agreement,  dated  March  31,  1998,  between
                 Kenneth Levine and Diamond Triumph Auto Glass, Inc.

10.9 (1)         Non-Competition   Agreement,  dated  March  31,  1998,  between
                 Richard Rutta and Diamond Triumph Auto Glass, Inc.

10.10 (1)        Management  Services  Agreement,  dated as of March  31,  1998, between  Diamond  Triumph Auto Glass,  Inc. and Leonard Green &
                 Partners, L.P.

10.11 (2)        Finance  Agreement,  dated  March  27,  2000,  between  The CIT
                 Business  Group/Business  Credit, Inc. and Diamond Triumph Auto
                 Glass, Inc.

10.12 (1)        Diamond Triumph Auto Glass,  Inc. 1998 Management  Stock Option
                 Plan.

27 (2)           Financial Data Schedule.



(1) Incorporated by reference to Diamond's Registration Statement on Form S-4 filed with the SEC on March 30, 2000.

(2)      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIAMOND TRIUMPH AUTO GLASS, INC.


                                        By: /s/ Kenneth Levine
                                           ---------------------------------
                                           Name:  Kenneth Levine
                                           Title: Co-Chief Executive Officer

Date: April 11, 2000


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                         Title(s)                    Date
      ---------                         --------                    ----

/s/ Kenneth Levine                   Co-Chairman of the Board,   April 11, 2000
-------------------------------      Co-Chief Executive
         Kenneth Levine              Officer and Director

/s/ Richard Rutta                    Co-Chairman  of the Board,  April 11, 2000
-------------------------------      Co-Chief  Executive
         Richard Rutta               Officer and Director

/s/ Michael A. Sumsky                Executive Vice President,   April 11, 2000
-------------------------------      Chief Financial Officer
         Michael A. Sumsky           and General Counsel

/s/ Norman Harris                    President                   April 11, 2000
-------------------------------
         Norman Harris

/s/ Gregory J. Annick                Director                    April 11, 2000
-------------------------------
         Gregory J. Annick

/s/ John G. Danhakl                  Director                    April 11, 2000
-------------------------------
         John G. Danhakl

/s/ Jonathan D. Sokoloff             Director                    April 11, 2000
-------------------------------
         Jonathan D. Sokoloff

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
Independent Auditors' Report...........................................    F-2

Balance Sheets, December 31, 1999 and 1998.............................    F-3

Statements of Operations for the Years Ended
     December 31, 1999, 1998 and 1997..................................    F-5

Statements of Stockholders' Equity (Deficit) for the
     Years Ended December 31, 1999, 1998 and 1997......................    F-6

Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997..................................    F-7

Notes to Financial Statements..........................................    F-8

                          Independent Auditors' Report


The Board of Directors
Diamond Triumph Auto Glass, Inc.:


We have audited the accompanying balance sheets of Diamond Triumph Auto Glass, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Triumph Auto Glass, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                  /s/ KPMG LLP

Allentown, Pennsylvania

February 22, 2000, except for Note 12 which is as of March 27, 2000

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                                 Balance Sheets

                           December 31, 1999 and 1998

                             (Dollars in Thousands)



                            Assets                                 1999        1998
                                                                 --------    --------
Current assets:
    Cash and cash equivalents                                    $     94         301
    Accounts receivable, less allowance for doubtful accounts
       of $956 and $800 for 1999 and 1998 respectively             10,895      12,727
    Other receivables                                                 189       1,610
    Inventories                                                    12,620      11,264
    Prepaid expenses                                                  962         841
    Deferred income taxes                                           3,081       2,826
                                                                 --------    --------

            Total current assets                                   27,841      29,569
                                                                 --------    --------

Equipment and leasehold improvements:
    Vehicles                                                       10,289      11,040
    Computers and office equipment                                  3,173       2,667
    Computer software                                               3,901       2,566
    Other equipment                                                   524         488
    Leasehold improvements                                            140         123
                                                                 --------    --------

                                                                   18,027      16,884
    Accumulated depreciation and amortization                     (10,334)     (8,906)
                                                                 --------    --------

            Net equipment and leasehold improvements                7,693       7,978

Deferred loan costs and senior notes discount, net                  7,502       8,152
Deferred income taxes                                              44,082      44,619
Other assets                                                          401         374
                                                                 --------    --------

Total assets                                                     $ 87,519      90,692
                                                                 ========    ========

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                                 Balance Sheets

                           December 31, 1999 and 1998

                             (Dollars in Thousands)

                   Liabilities and Stockholders' Equity (Deficit)                   1999         1998
                                                                                  ---------    ---------
Current liabilities:
    Accounts payable                                                              $   7,950        9,586
    Accrued expenses
       Payroll and related items                                                      3,314        3,166
       Accrued interest                                                               2,363        2,326
       Accrued income taxes                                                           1,216        1,955
       Other                                                                            362          354
                                                                                  ---------    ---------
          Total accrued expenses                                                      7,255        7,801
                                                                                  ---------    ---------

            Total current liabilities                                                15,205       17,387
                                                                                  ---------    ---------

Long-term debt:
    Bank facility                                                                     7,500        8,500
    Senior notes                                                                    100,000      100,000
                                                                                  ---------    ---------
       Total long-term debt                                                         107,500      108,500
                                                                                  ---------    ---------

            Total liabilities                                                       122,705      125,887
                                                                                  ---------    ---------

Series A 12% senior redeemable cumulative preferred stock - par value $0.01 per share; authorized 100,000 shares; issued and
    outstanding 35,000 in 1999 and 1998, at liquidation preference value             43,046       38,246
                                                                                  ---------    ---------

Stockholders' equity (deficit):
    Common stock, 1999 and 1998- par value $0.01 per share; authorized
       1,100,000 shares; issued and outstanding 1,000,000 shares                         10           10
    Additional paid-in capital                                                       52,747       57,547
    Retained earnings (accumulated deficit)                                        (130,989)    (130,998)
                                                                                  ---------    ---------

            Total stockholders' equity (deficit)                                    (78,232)     (73,441)
                                                                                  ---------    ---------

Total liabilities and stockholders' equity (deficit)                              $  87,519       90,692
                                                                                  =========    =========

See accompanying notes to financial statements.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                            Statements of Operations

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)

                                                                1999         1998         1997
                                                             ---------    ---------    ---------
Net sales                                                    $ 164,520      149,609      122,005
Cost of sales                                                   51,456       43,851       36,702
                                                             ---------    ---------    ---------

            Gross profit                                       113,064      105,758       85,303
                                                             ---------    ---------    ---------

Operating expenses:
    Payroll                                                     61,434       54,377       47,653
    Advertising and promotional                                 10,349        9,499        7,360
    Other operating expenses                                    27,516       23,478       17,445
    Depreciation and amortization                                2,595        2,410        2,238
                                                             ---------    ---------    ---------

                                                               101,894       89,764       74,696
                                                             ---------    ---------    ---------

            Income from operations                              11,170       15,994       10,607

Other (income) expense:
    Interest income                                                (31)        (120)        (184)
    Interest expense                                            11,054        8,162           --
                                                             ---------    ---------    ---------

                                                                11,023        8,042         (184)
                                                             ---------    ---------    ---------

            Income before provision for income taxes               147        7,952       10,791

Provision for income taxes                                         138          (37)          --
                                                             ---------    ---------    ---------

            Net income                                               9        7,989       10,791

Preferred stock dividends                                        4,800        3,246           --
                                                             ---------    ---------    ---------

Net (loss) income applicable to common stockholders          $  (4,791)       4,743       10,791
                                                             =========    =========    =========


    Historical income before provision for income taxes                   $   7,952       10,791
    Pro forma provision for taxes                                             3,181        4,316
                                                                          ---------    ---------

    Pro forma net income                                                      4,771        6,475
    Preferred stock dividends                                                 3,246           --
                                                                          ---------    ---------

    Pro forma net income applicable to common stockholders                $   1,525        6,475
                                                                          =========    =========

See accompanying notes to financial statements.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                  Statements of Stockholders' Equity (Deficit)

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


                                                                                Retained
                                          Common stock          Additional      earnings
                                     ------------------------     paid-in    (accumulated
                                       Shares        Amount       capital       deficit)        Total
                                     ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1996              2,300             4          --          24,290        24,294

Issuance of common stock                   --            --            --            --            --

Net income                                 --            --            --          10,791        10,791

Distributions to stockholders              --            --            --         (11,800)      (11,800)
                                     ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1997                2,300             4          --          23,281        23,285

Net income                                 --            --            --           7,989         7,989

Distributions to stockholders              --            --            --         (11,597)      (11,597)

Reclassification of common stock        698,500             6          --              (6)         --

Common stock issued as stock
    purchase shares                   6,950,000            69          --             (69)         --

Sale of common stock                    800,000             8        15,992          --          16,000

Redemption of stockholders'
    common stock and
    recapitalization followed by
    cancellation of treasury stock
    including income tax effects     (7,450,800)          (77)       44,801      (150,596)     (105,872)

Preferred stock dividends                  --            --          (3,246)         --          (3,246)
                                     ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1998            1,000,000            10        57,547      (130,998)      (73,441)

Net income                                 --            --            --               9             9

Preferred stock dividends                  --            --          (4,800)         --          (4,800)
                                     ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1999            1,000,000    $       10        52,747      (130,989)      (78,232)
                                     ==========    ==========    ==========    ==========    ==========

See accompanying notes to financial statements.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)

                                                                              1999        1998        1997
                                                                            --------    --------    --------
Cash flows from operating activities:
    Net income                                                              $      9       7,989      10,791
                                                                            --------    --------    --------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and other amortization                                  2,595       2,410       2,238
          Amortization of deferred loan costs and senior notes discount          882         661        --
          Provision for doubtful accounts                                      1,341       1,063         662
          (Gain) on sale of fixed assets                                         (32)        (40)         (2)
          Changes in assets and liabilities:
            Decrease (increase) in accounts and other receivables              1,912      (5,586)     (4,824)
            (Increase) decrease in inventories                                (1,356)     (3,027)        886
            (Increase) decrease in prepaid expenses                             (121)        363        (207)
            (Decrease) increase in accounts payable                           (1,635)      3,655         911
            (Decrease) increase in accrued expenses                             (546)     (2,339)      5,290
            Increase in deferred income taxes                                    282          25        --
                                                                            --------    --------    --------

            Total adjustments                                                  3,322      (2,815)      4,954
                                                                            --------    --------    --------

            Net cash provided by operating activities                          3,331       5,174      15,745
                                                                            --------    --------    --------

Cash flows from investing activities:
    Capital expenditures                                                      (2,371)     (2,529)     (2,373)
    Proceeds from sale of equipment                                               92         186         105
    (Increase) decrease in other assets                                          (27)        (69)         83
    Due from (to) related company                                               --         2,866        (898)
                                                                            --------    --------    --------

            Net cash (used in) provided by investing activities               (2,306)        454      (3,083)
                                                                            --------    --------    --------

Cash flows from financing activities:
    Net proceeds from issuance of senior notes                                  --        97,000        --
    Net proceeds from bank facility                                           26,000      18,500        --
    Proceeds from issuance of preferred stock                                   --        28,000        --
    Distributions to stockholders, net                                          --        (4,597)    (11,800)
    Payments on bank facility                                                (27,000)    (10,000)       --
    Issuance of common stock                                                    --        16,000        --
    Deferred loan costs                                                         (232)     (5,813)       --
    Repurchase of common stock                                                  --      (150,672)       --
                                                                            --------    --------    --------

            Net cash used in financing activities                             (1,232)    (11,582)    (11,800)
                                                                            --------    --------    --------
            Net (decrease) increase in cash and cash equivalents                (207)     (5,954)        862

Cash and cash equivalents, beginning of year                                     301       6,255       5,393
                                                                            --------    --------    --------

Cash and cash equivalents, end of year                                      $     94         301       6,255
                                                                            ========    ========    ========

See accompanying notes to financial statements.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


(1)  Description of Entity, Basis of Presentation and Recapitalization

     Prior to March 31, 1998, Diamond Triumph Auto Glass, Inc. (formerly Diamond Auto Glass Works, Inc. and affiliates) included Diamond Auto Glass Works, Inc., Triumph Auto Glass, Inc., Triumph Auto Glass of Ohio, Inc., A Above Average Auto Glass Company by Diamond, Inc., A-AA Triumph Auto Glass, Inc., and Scranton Holding Co., all of which were owned equally by two stockholders. All significant intercompany balances and transactions were eliminated in combination prior to March 31, 1998.

     The Company, Kenneth Levine and Richard Rutta (together, the "Company Principals"), Green Equity Investors II, L.P. ("GEI"), and certain affiliated entities of the Company (the "Affiliated Companies") entered into a Second Amended and Restated Stock Purchase and Sale Agreement, dated as of January 15, 1998 and which was consummated on March 31, 1998, pursuant to which, among other things, (a) the Company declared and paid a dividend of 3,500 shares ($3,500) of Preferred Stock, to each of the Company Principals, equal to 10.0% of the Preferred Stock to be outstanding following the Recapitalization (as hereinafter defined); (b) the Company Principals transferred all of the issued and outstanding shares of each of the Affiliated Companies to Diamond and as consideration for such transfers Diamond issued 6,950,000 shares of Common Stock (the "Stock Purchase Shares") to the Company Principals; (c) certain Affiliated Companies merged with and into the Company (the "Merger"); (d) GEI purchased (i) approximately 770,000 shares of Common Stock, equal to 77.0% of the Common Stock outstanding following the Recapitalization, for aggregate consideration of $15,400, and (ii) 28,000 shares of Preferred Stock, equal to 80.0% of the Preferred Stock outstanding following the Recapitalization, for aggregate consideration of $28,000; (e) certain members of the Company's management purchased 30,000 shares of Common Stock, equal to 3.0% of the Common Stock outstanding following the Recapitalization, for aggregate consideration of $600; and (f) the Company redeemed from the Company Principals all of the Stock Purchase Shares and other shares of Common Stock owned by them (other than 100,000 shares owned by each of them) for cash, resulting in each of the Company Principals owning 10.0% of the Common Stock to be outstanding following the Recapitalization. Concurrently, with the consummation of the transactions set forth in clauses (a) through (f) above (the "Recapitalization"), the Company issued $100,000 in aggregate principal amount of senior notes in a private placement (the "Note Offering") and entered into a five year $35,000 revolving credit facility (the "Old Bank Facility") with a syndicate of financial institutions, of which $12,500 was borrowed in connection with the Recapitalization.

     On March 27, 2000, the Company replaced the Old Bank Facility with a new revolving credit facility (the "Credit Facility") (See Note 12 - Subsequent Event).

     The Company, headquartered in Kingston, Pennsylvania, is a provider of automotive glass replacement and repair services in the Northeast, Mid-Atlantic, Midwest, Southwest and Southeast regions of the United States. At December 31, 1999, the Company operated a network of 226 service centers and four distribution centers in 39 states.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


(2)  Summary of Significant Accounting Policies

     (a)  Cash and Cash Equivalents

          Investments with original maturities of three months or less are considered cash equivalents.

     (b)  Inventories

          Inventories are stated at the lower of cost or market. Cost is determined using the rolling average method with costs incurred on a first-in, first-out basis.

     (c)  Equipment and Leasehold Improvements

          Equipment and leasehold improvements are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the following useful lives:

             Vehicles                                      5 years
             Computers and office equipment              5-7 years
             Computer software                           3-5 years
             Other equipment                               5 years
             Leasehold improvements                       39 years

          Costs in 1999 and 1998 related to the development of software for a new back office sales audit and financial accounting system and point of sale system were capitalized. Upon completion of each of the projects in 1999 and 1998, the Company commenced amortizing the software costs over the estimated useful life of five years. Unamortized computer software costs were $3,218 and $2,503 at December 31, 1999 and 1998, respectively. Amortization expense in 1999 and 1998 for capitalized computer software costs was $620 and $61, respectively.

     (d)  Income Taxes

          Effective March 31, 1998, the date of conversion from S Corporation status to C Corporation status, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and has reported the effect of recognizing deferred tax assets and liabilities in income tax expense in the 1998 statement of operations.

          Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of any change.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


     (e)  Deferred Loan Costs and Senior Notes Discount

          Deferred loan costs and senior notes discount are amortized over the life of the related debt and included in interest expense. Costs and accumulated amortization are summarized as follows:

                                                    Accumulated
          December 31, 1999                 Amount  Amortization  Balance
          -----------------                 ------  ------------  -------

          Deferred loan costs              $  6,013      1,017      4,996
          Discount on senior notes            3,000        525      2,475
                                           --------   --------   --------
                                           $  9,013      1,542      7,471
                                           ========   ========   ========

          December 31, 1998
          -----------------

          Deferred loan costs              $  5,813        436      5,377
          Discount on senior notes            3,000        225      2,775
                                           --------   --------   --------
                                           $  8,813        661      8,152
                                           ========   ========   ========

     (f)  Revenue Recognition

          Revenue from auto glass installation and related services is recognized when the installation is complete or the service is performed.

     (g)  Advertising

          The Company expenses all advertising costs as incurred. The costs of yellow pages advertising are expensed at the time the yellow pages phone book is published. Total advertising expense was $8,150, $7,444 and $5,902 in 1999, 1998 and 1997, respectively.

     (h)  Impairment of Long-Lived Assets

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting For the Impairment of Long-lived Assets and For Long-lived Assets to Be Disposed Of". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

     (i)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


(3)  Fair Value of Financial Instruments

     For purposes of estimating the fair value of financial instruments, the Company has determined that the carrying amounts recorded on the balance sheet approximate the fair value for cash and cash equivalents, accounts and other receivables and current liabilities. In making this determination, the Company considered the short-term maturity of those assets and liabilities. The carrying amount of the Company's Old Bank Facility approximates fair value based on borrowing rates available to the Company for loans with similar terms. On March 27, 2000, the Company replaced the Old Bank Facility with the new Credit Facility (See Note 12 - Subsequent Event). The fair value of the Company's Senior Notes is estimated based on quoted market prices for those or similar investments. The estimated fair value of the Corporation's Senior Notes is $70,000 and $100,000 at December 31, 1999 and 1998, respectively. The fair value of the Company's Series A 12% Senior Redeemable Cumulative Preferred Stock approximates the liquidation preference.

(4)  Long -Term Debt

     Long-term debt consists of the following:

                                                1999            1998
                                              --------        --------
          Bank facility                       $  7,500           8,500
          Senior notes                         100,000         100,000
                                              --------        --------

          Total                               $107,500         108,500
                                              ========        ========

     The Old Bank Facility was scheduled to expire on April 1, 2003 and provided for borrowings of up to $35,000. Borrowings under the Old Bank Facility bore interest, at the Company's discretion, at either the Base Rate, as defined, or at the Eurodollar Rate, plus a margin of 1.50% for the Base Rate and 2.50% for the Eurodollar Rate from August 13, 1999. Prior to August 13, 1999, borrowings under the Old Bank Facility bore interest, at the Company's discretion, at either the Base Rate, as defined, or at the Eurodollar Rate, plus a margin of 1.00% for the Base Rate and 2.00% for the Eurodollar Rate. In addition, a commitment fee of 0.375% was charged against any unused balance of the Old Bank Facility. The effective interest rate on borrowings under the Old Bank Facility ranged from 9.00% to 10.00% as of December 31, 1999. Interest rates were subject to increases or reductions based upon the Company meeting certain financial tests. The proceeds of the Old Bank Facility were available for working capital requirements and for general corporate purposes, including permitted acquisitions. A portion of the Old Bank Facility not to exceed $5,000 was available for the issuance of letters of credit, which generally have an initial term of one year or less. The Company had $852 and $673 in outstanding letters of credit at December 31, 1999 and 1998, respectively. The Old Bank Facility was secured by first priority security interests in all of the tangible and intangible assets of the Company. In addition, the Old Bank Facility contained certain restrictive covenants including, among other things, the maintenance of certain debt coverage ratios, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. At December 31, 1999, the Company was not in compliance with certain financial covenants of its Old Bank Facility and received a waiver from its lenders. As previously described, the Company replaced the Old Bank Facility with the new Credit Facility, which is the basis for the classification of the debt as long-term debt.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


     The Senior Notes mature on April 1, 2008 and bear interest at a rate of 9.25% per annum. The Senior Notes and the obligations of the Company under the indenture governing the Senior Notes (the "Note Indenture") are unconditionally guaranteed on a senior, unsecured basis by any Subsidiary Guarantor, of which there are currently none. The Senior Notes are callable after five years at a premium to par which declines to par after eight years. Upon a change of control, as defined, the Company is required to offer to redeem the Senior Notes at 101% of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the Note Indenture include, among other things, limitations on additional indebtedness, investments, dividends and certain other significant transactions. The Company was in compliance with all such covenants as of December 31, 1999.

     Maturities of long-term debt are as follows:

           2000                             $       --
           2001                                     --
           2002                                     --
           2003                                     --
           2004                                   7,500
           Thereafter                           100,000
                                            -----------

                                            $   107,500
                                            ===========

(5)  Preferred Stock

     On March 27, 1998, the Company's Board of Directors adopted a Certificate of Designation creating $35,000 in Series A 12% Senior Redeemable Cumulative Preferred Stock (the "Preferred Stock"). The Preferred Stock has a liquidation preference over the Common Stock equal to the initial liquidation value of the Preferred Stock plus accrued and unpaid dividends thereon. The Preferred Stock will be subject to mandatory redemption on April 1, 2010 at 100% of the liquidation value plus accrued and unpaid dividends. The Company may, at its option, redeem at any time the Preferred Stock, in whole or in part, at 100% of the liquidation value plus accrued and unpaid dividends. Upon a Change of Control (as defined), the Company must offer to repurchase the Preferred Stock at 100% of its liquidation value plus accrued and unpaid dividends, provided, however, that the Company shall not be obligated to (and shall not) offer to repurchase the Preferred Stock if such repurchase would violate the terms of the new Credit Facility or the terms of the Note Indenture.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


     The Preferred Stock bears cumulative quarterly dividends at a rate per annum equal to 12.0% of the liquidation value. Dividends may, at the option of the Company, be paid in cash or by adding to the then liquidation value of the Preferred Stock an amount equal to the dividends then accrued and payable. The terms of the Preferred Stock contain restrictions on distributions and on purchases of junior securities. The Preferred Stock has no voting rights with respect to general corporate matters except as provided by law or for certain class voting rights in connection with the issuance of senior or parity equity securities of the Company and any amendments to the Company's Certificate of Incorporation that adversely affect the rights of the Preferred Stock.

     At December 31, 1999 and 1998 the liquidation value of the Preferred Stock recorded on the Company's Balance Sheet was $43,046 and $38,246, respectively, which includes dividends of $8,046 and $3,246, respectively, added to the liquidation value.

(6)  Commitments and Related Party Transactions

     The Company leases service center and warehouse space and is responsible for all related occupancy costs. Rental expense in 1999, 1998 and 1997 aggregated $4,419, $3,931 and $3,135, respectively, of which $556, $535 and $513, respectively, were for realty owned by two stockholders and executive officers. Certain of the leases with unrelated parties contain various renewal options, and right of refusal purchase options.

     In addition, the Company leases certain vehicles under operating leases having lease terms of 367 days. The leases have renewal options for up to eight years. Total rent expense for such leases amounted to $2,587, $1,808 and $539 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Total lease commitments, including vehicles, are as follows:

                                  Third             Related
                                 parties            parties          Total
                              -------------     ---------------  --------------

               2000             $   5,764              562             6,326
               2001                 3,930              539             4,469
               2002                 2,368              561             2,929
               2003                 1,102              583             1,685
               2004                   333              606               939


     The Company entered into a Management Services Agreement on March 31, 1998 with a related party pursuant to which the Company pays an annual fee of $685. Expense under this agreement was $685 and $514 in 1999 and 1998, respectively.

     The Company has employment agreements with certain of its executive officers (some of whom are also stockholders) which expire on March 31, 2001 and 2003.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


(7)  Stock Option Plan

     In September 1998, the Board of Directors and stockholders of the Company approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of a total of 30,000 authorized and unissued shares of common stock. In 1998, the Board of Directors granted 27,175 options to key employees of the Company with an exercise price of $20.00 per share, which approximates fair value at the date of grant. No options were granted in 1999. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after the Company's Common Stock has become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008.

     The Company applies APB Opinion No. 25 in accounting for the 1998 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined its stock options under SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below.

                                               Years Ended December 31,
                                                 1999           1998
                                               ---------      ---------

          Net income:
              As reported                      $       9          7,987
              Pro forma                               (6)         7,985


     The per share fair value of stock options granted during fiscal 1998 was $2.84 on the date of grant and was determined using the Black-Scholes option-pricing model based upon the following assumptions:


                                                               1998
                                                              -------
          Expected dividend yield                                0.00%
          Expected volatility                                    0.00%
          Risk-free rate                                         4.65%
          Expected  life (in years)                              9.75

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


     Summarized stock option data is as follows:

                                                    Exercise      Shares
                                                     Price      Under Option
                                                   ----------   ------------

          Outstanding at December 31, 1997         $     --           --
              Granted                                   20.00       27,125
              Exercised                                  --           --
              Cancelled                                  --           --
                                                                  --------
          Outstanding at December 31, 1998               --         27,125
              Granted                                    --           --
              Exercised                                  --           --
              Cancelled                                  --         (3,000)
                                                                  --------
          Outstanding at December 31, 1999              20.00       24,125
                                                                  ========
          Exercisable                              $     --           --


(8)  Income Taxes

     Prior to the consummation of the Merger, all of the Affiliated Companies were S Corporations and as such federal and state taxes were generally paid at the stockholder level only. There was no provision for income taxes through the consummation of the Merger on March 31, 1998.

     As discussed in Note 2, the Company adopted SFAS No. 109 as of March 31, 1998. The effect of recognizing deferred tax assets and liabilities from other than the Merger transaction as of March 31, 1998 was the recording of net deferred tax assets of $1,643, reflected as a reduction in 1998 income tax expense.

     Upon consummation of the Merger, the Affiliated Companies terminated their S Corporation status. The Merger of Diamond Auto Glass Works, Inc., Triumph Auto Glass, Inc., A Above Average Auto Glass Company by Diamond, Inc., A-AA Triumph Auto Glass, Inc., and Scranton Holding Co. into Diamond Triumph Auto Glass, Inc. (formerly Triumph Auto Glass of Ohio, Inc.) was treated as a taxable asset acquisition of the merged Affiliated Companies for Federal and state income tax purposes and as a recapitalization for financial accounting purposes. For Federal and state income tax purposes, the purchase price was allocated among the various merged Affiliated Companies and their respective assets and liabilities based on the respective fair values as of the closing of the Merger. This resulted in different book and tax asset bases for the assets of these companies, which resulted in deferred tax assets of approximately $44,801 credited to additional paid-in capital.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


       Income tax expense consists of:

                                           Current    Deferred     Total
                                          --------    --------   --------
          Year ended December 31, 1999:
              Federal                     $     --         107        107
              State                           (144)        175         31
                                          --------    --------   --------

                                          $   (144)        282        138
                                          ========    ========   ========


                                          Current     Deferred    Total
                                          --------    --------   --------
          Year ended December 31, 1998:
              Federal                     $    161        (302)      (141)
              State                            446        (342)       104
                                          --------    --------   --------

                                          $    607        (644)       (37)
                                          ========    ========   ========


     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

                                                                     1999      1998
                                                                   ------    ------
Computed "expected" tax expense                                    $   50     2,704
Increase (reduction) in income taxes resulting from:
    State income taxes, net of federal income tax benefit              21        68

    Recognition of deferred tax due to change in tax status            --    (1,643)

    Pretax income applicable to portion of year as S Corporation
       for which income taxes have not been provided                   --    (1,572)

    Permanent items                                                    67       173

    Other, net                                                         --       233
                                                                   ------    ------

                                                                   $  138       (37)
                                                                   ======    ======

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


     The tax effects of temporary differences that give rise to significant portions of the deferred assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.


                                                                           1999       1998
                                                                          -------   -------
          Deferred tax assets:
              Accounts receivable, principally due to
                 allowance for doubtful accounts                          $   382       320
              Inventories, principally due to additional
                 costs inventoried for tax                                    651       741

              Intangibles                                                  41,885    45,046

              Prepaid Advertising expenses not yet
                 deducted for tax purposes                                  1,650     1,501

              Net operating loss and alternative minimum
                 tax credit carryforward                                    3,130        83

              Liabilities and accruals for financial reporting purposes       420       269
                                                                          -------   -------

                 Total gross deferred tax assets                           48,118    47,960
                                                                          -------   -------

          Deferred tax liabilities:
              Plant and equipment, principally due to differences
                 in depreciation and capitalized interest                     955       515
                                                                          -------   -------

                 Total gross deferred tax liabilities                         955       515
                                                                          -------   -------

                 Net deferred tax assets                                  $47,163    47,445
                                                                          =======   =======


     There was no valuation allowance for deferred tax assets as of December 31, 1999 or 1998, or March 31, 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize the deferred tax assets, the Company will need to generate future taxable income of approximately $115,000 prior to expiration of the 15-year amortization period for the intangible assets in 2012 and the subsequent net operating loss carryforward period of 20 years. Taxable income (loss) for the years ended December 31, 1999, 1998 and 1997 was $(8,000), $4,500 and $9,000,
     respectively. Based upon the level of historical taxable income and projections of future taxable income over the period the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the amortization period are reduced.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


(9)  Employee Benefit Plans

     The Company has a defined contribution plan covering all employees who meet the age and service requirements. Contributions to the plan are determined by the Company and are based upon a percentage of the annual compensation of all participants. The expense related to the plan amounted to $292, $250 and $206 for 1999, 1998 and 1997, respectively.

(10) Supplemental Cash Flow Information

                                                         1999      1998      1997
                                                        -------   -------   -------
          Interest paid                                 $10,090     5,175        --
          Income taxes paid                                  --       202        --
                                                        =======   =======   =======

          Noncash investing and financing activities:
              Preferred stock dividends                 $ 4,800     3,246        --
              Deferred tax assets                            --    44,801        --
              Distribution of preferred stock                --     7,000        --
                                                        =======   =======   =======


(11) Legal Proceedings

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(12) Subsequent Event

     On March 27, 2000, the Company entered into the new Credit Facility. The new Credit Facility has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of the Company's Eligible Accounts Receivable (as defined in the new Credit Facility) plus 85% of the Company's Eligible Inventory (as defined in the new Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times the Company's EBITDA (as defined in the new Credit Facility) for the prior twelve months. A portion of the new Credit Facility, not to exceed $3,000, is available for the issuance of letters of credit. Borrowings under the new Credit Facility bear interest, at the Company's discretion, at either the Chase Manhattan Bank Rate (as defined in the new Credit Facility) or LIBOR, plus a margin of 0.50% for the Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the new Credit Facility. Interest rates are subjected to increases or reductions based upon the Company meeting certain EBITDA levels. The proceeds of the new Credit Facility are available for working capital requirements and for general corporate purposes. The new Credit Facility is secured by first priority security interests in all of the tangible and intangible assets of the Company. In addition, the new Credit Facility contains certain restrictive covenants including, among other things, the

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)


     maintenance of a minimum EBITDA level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions.