Form 10-Q
period 2000-03-21
DIAMOND TRIUMPH AUTO GLASS INC
filed 2000-05-15
CIK 1109531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-33572
                                 --------------


                        DIAMOND TRIUMPH AUTO GLASS, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                            23-2758853
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

                220 DIVISION STREET, KINGSTON, PENNSYLVANIA 18704
          (Address, including zip code of principal executive offices)

                                 (570) 287-9915
                     (Telephone number, including area code)

                           Indicate by check mark whether the registrant (1) has
                  filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                           As of May  10,  2000,  there  were  1,000,000  shares
                  outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    Form 10-Q
                      For the Quarter Ended March 31, 2000

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheets -
                    March 31, 2000 and December 31, 1999...................   3

                  Condensed Statements of Operations - Three Months Ended
                    March 31, 2000 and 1999................................   4

                  Condensed Statements of Cash Flows - Three Months Ended
                    March 31, 2000 and 1999...............................    5

                  Notes to Condensed Financial Statements.................    6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation......................    7

Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds..............    10

         Item 6.  Exhibits and Reports on Form 8-K.......................    10

                  Signature..............................................    11

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                          March 31, 2000      December 31, 1999
                                                                          --------------      -----------------
                                                                           (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                      $39                   $94
  Accounts receivable, net                                                    13,851                10,895
  Other receivables                                                              498                   189
  Inventories                                                                 12,214                12,620
  Prepaid expenses                                                               930                   962
  Deferred income taxes                                                        3,081                 3,081
                                                                           ---------              --------
Total current assets                                                          30,613                27,841
                                                                           ---------              --------
Equipment and leasehold improvements, net                                      7,173                 7,693

Deferred loan costs and senior notes discount, net                             6,708                 7,502
Deferred income taxes                                                         43,692                44,082
Other assets                                                                     389                   401
                                                                           ---------               -------
Total assets                                                                 $88,575               $87,519
                                                                           =========               =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                           $10,252                $7,950
  Accrued expenses:
      Payroll and related items                                                3,838                 3,314
      Accrued interest                                                         4,633                 2,363
      Accrued income taxes                                                     1,253                 1,216
      Other                                                                      592                   362
                                                                           ---------               -------
Total accrued expenses                                                        10,316                 7,255
                                                                           ---------               -------
Total current liabilities                                                     20,568                15,205
                                                                           ---------               -------
Long-term debt:
  Credit facility                                                              2,500                 7,500
  Senior notes                                                               100,000               100,000
                                                                           ---------               -------
Total long-term debt                                                         102,500               107,500
                                                                           ---------               -------
    Total liabilities                                                        123,068               122,705
                                                                           ---------               -------
Series A 12% senior redeemable cumulative preferred stock -
      par value $0.01 per share; authorized 100,000 shares;
      issued and outstanding 35,000 shares in 2000 and 1999,
      at liqudation preference value                                         44,338                 43,046
                                                                           ---------               -------
Stockholders' equity (deficit):
Common stock, 2000 and 1999 par value $0.01 per share;
      authorized 1,100,000 shares; issued and outstanding
      1,000,000 shares                                                            10                    10
Additional paid-in capital                                                    51,455                52,747
Retained earnings (accumulated deficit)                                     (130,296)             (130,989)
                                                                           ---------               -------
    Total stockholders' equity (deficit)                                     (78,831)              (78,232)
                                                                           ---------               -------
Total liabilities and stockholders' equity (deficit)                         $88,575               $87,519
                                                                           =========               =======

                   See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Dollars in Thousands)


                                                               Three Months Ended      Three Months Ended
                                                                 March 31, 2000          March 31, 1999
                                                               ------------------      ------------------

Net sales                                                             $44,665                $41,412
Cost of sales                                                          13,864                 12,842
                                                                 -------------           -----------
Gross profit                                                           30,801                 28,570

Operating expenses                                                     26,039                 23,766
                                                                 -------------           -----------
Income from operations                                                  4,762                  4,804

Other (income) expense:
     Interest income                                                      (38)                   (11)
     Interest expense                                                   2,806                  2,718
                                                                 -------------           -----------
                                                                        2,768                  2,707
                                                                 -------------           -----------
Income before provision for income taxes and
      extraordinary loss on extinguishment of debt                      1,994                  2,097

Provision for income taxes                                                797                    838
                                                                 -------------           -----------
Net income before extraordinary item                                    1,197                  1,259

Extraordinary loss on extinguishment of
      debt,  net of income taxes of $336                                  504                    -
                                                                 -------------           -----------
Net income                                                                693                  1,259

Preferred stock dividends                                               1,292                  1,147
                                                                 -------------           -----------
Net (loss) income applicable to common
      stockholders                                                      ($599)                  $112
                                                                 =============           ===========

                   See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                  Three Months    Three Months
                                                      Ended           Ended
                                                  March 31, 2000  March 31, 1999
                                                  --------------  --------------
OPERATING ACTIVITIES
    Net cash provided by operating activities           $5,383        $3,507
                                                     ----------     --------
INVESTING ACTIVITIES
    Capital expenditures                                  (193)         (726)
    Proceeds from sale of equipment                         14            31
    Decrease in other assets                                11            83
                                                     ----------     --------
Net cash used in investing activities                     (168)         (612)
                                                     ----------     --------
FINANCING ACTIVITIES
  Net proceeds from credit facility                      2,500         3,000
  Payments on credit facility                           (7,500)       (6,000)
  Deferred loan cost                                      (270)          -
                                                     ----------     --------
Net cash used in financing activities                  ($5,270)      ($3,000)
                                                     ----------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                (55)         (105)

Cash and cash equivalents, beginning of period              94           301
                                                     ----------     --------
Cash and cash equivalents, end of period                   $39          $196
                                                     ==========     ========

                  See notes to condensed financial statements

                        Diamond Triumph Auto Glass, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.           Significant Accounting Policies

                  These interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data for these periods. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Diamond's results for interim periods are not normally indicative of results to be expected for the fiscal year. Diamond's business is somewhat seasonal, with the first and fourth calendar quarters of each year traditionally being its slowest periods of activity. This reduced level of sales has historically resulted in less operating income during the first and fourth calendar quarters of each year. The severity of weather also has an impact on Diamond's sales and operating income, with severe winter weather generating increased sales and income and mild winters generating lower sales and income.

                  Deferred Loan Costs - Unamortized deferred loan costs of $504 (net of income taxes of $336) related to the old revolving credit facility were recorded as an extraordinary loss on the extinguishment of outstanding debt under the old credit facility, which was repaid with borrowings under the new credit facility.

                  Preferred Stock - At March 31, 2000 and December 31, 1999, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $44,338 and $43,046, respectively, which includes dividends of $9,338 and $8,046, respectively, added to the liquidation value.

                  Long-Term Debt:

                  Credit Facility - On March 27, 2000, Diamond entered into a new credit facility. The new credit facility has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the new credit facility) plus 85% of Diamond's Eligible Inventory (as defined in the new credit facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the new credit facility) for the prior twelve months. A portion of the new credit facility, not to exceed $3,000, is available for the issuance of letters of credit. Borrowings under the new credit facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the new credit facility) or LIBOR, plus a margin of 0.50% for the Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the new credit facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the new credit facility are available for working capital requirements and for general corporate purposes. The new credit facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the new credit facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions.

                  Senior Notes - On April 27, 2000, Diamond commenced an offer to exchange up to $100,000,000 in aggregate principal amount of its new 9 1/4% Senior Notes due 2008 (the "New Notes") for any and all of its outstanding 9 1/4% Senior Notes due 2008 (the "Old Notes"). The terms of the New Notes are substantially identical to the terms of the Old Notes, except for certain transfer restrictions and registration rights relating to the Old Notes. The exchange offer relating to the New Notes has been registered under the Securities Act of 1933, as amended, pursuant to a registration statement that was declared effective by the Securities and Exchange Commission on April 27, 2000. The exchange offer is scheduled to expire on June 12, 2000, unless extended by Diamond.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Results of Operations

                  The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the three months ended March 31, 2000 and 1999.

                                               Three Months      Ended March 31,
                                                  2000               1999
                                               ------------      ---------------
                                               $        %        $          %
                                               ------------      --------------
                                                    (dollars in millions)

Sales.....................................     44.7   100.0      41.4    100.0
Cost of Sales.............................     13.9    31.1      12.8     30.9
                                              -----   -----     -----    -----
Gross Profit..............................     30.8    68.9      28.6     69.1
Operating Express.........................     26.0    58.2      23.8     57.5
                                              -----   -----     -----    -----
Income From Operations....................      4.8    10.7       4.8     11.6
Interest Income...........................       -      -         -         -
Interest Expense..........................      2.8     6.3       2.7      6.5
                                              -----   -----     -----    -----
                                                2.8     6.3       2.7      6.5
                                              -----   -----     -----    -----
Income before provisions for income taxes
  and extraorinary loss on etinguishment
  of debt.................................      2.0     4.5      2.1       5.1
Provision for income taxes................      0.8     1.8      0.8       1.9
                                              -----   -----     -----    -----
Net income before extraordinary item......      1.2     2.7      1.3       3.1
Extraordinary loss on extinguishment of
  debt, net of taxes......................      0.5     1.1       -         -
                                              -----   -----     -----    -----
Net income................................      0.7     1.6      1.3       3.1
                                              =====   =====     =====    =====

EBITDA (1)...............................       5.5    12.3      5.4      13.0

                  ---------------------
                  (1) EBITDA represents income before taxes, interest expense, depreciation and amortization expense. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.

                  Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

                           Sales. Net sales for the three months ended March 31,
                  2000 increased by $3.3 million, or 8.0%, to $44.7 million from $41.4 million for the three months ended March 31, 1999. Replacement unit volume increased 3.5% during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in sales and replacement unit volume was primarily attributable to service centers opened in 1998 and 1999. Diamond experienced a slight increase in its average revenue per replacement unit for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in Diamond's average revenue per replacement unit was primarily attributable to an increase in demand related to inclement weather conditions experienced throughout a large portion of Diamond's network. In addition, during the three months ended March 31, 2000, there was a net opening of two new service centers.

                           Gross Profit. Gross profit for the three months ended
                  March 31, 2000 increased by $2.2 million, or 7.7%, to $30.8 million from $28.6 million for the three months ended March 31, 1999. The increase in gross profit for the three months ended March 31, 2000 was due to an increase in average revenue per unit and net sales discussed above. Gross profit as a percentage of net sales for the three months ended March 31, 2000 decreased to 68.9% from 69.1% for the three months ended March 31, 1999. The decrease in gross profit percentage for the three months ended March 31, 2000 was due to an increase in product costs compared to the three months ended March 31, 1999.

                           Operating Expenses.  Operating expenses for the three
                  months ended March 31, 2000 increased by $2.2 million, or 9.2%, to $26.0 million from $23.8 million for the three months ended March 31, 1999. The increase in operating expenses for the three months ended March 31, 2000 was primarily attributable to the continued expansion of capacity within Diamond's service center and distribution center network and an increase in gasoline and vehicle related expenses. Operating expenses as a percentage of sales increased to 58.2% for the three months ended March 31, 2000 from 57.5% for the three months ended March 31, 1999. The increase in operating expenses as a percentage of sales is primarily attributable to increased gasoline and vehicle related expenses, primarily due to rising gas prices and an increase in service center wage rates in the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

                           Depreciation and amortization  expense for the period
                  ending March 31, 2000 increased by $0.1 million, or 16.7%, to $0.7 million from $0.6 million for the same period in 1999. This increase is attributable to an increase in amortization expense related to the implementation of certain sales, billing and financial systems software.

                           Income From  Operations.  Income from  operations was
                  $4.8 million for the three months ended March 31, 2000 and 1999. The increase in gross profit for the three months ended March 31, 2000 was offset by the increase in operating expenses for the same period. Income from operations as a percentage of sales decreased to 10.7% for the three months ended March 31, 2000 from 11.6% for the three months ended March 31, 1999. This decrease is attributable to the slight reduction in gross margin and increase in operating expenses as a percentage of sales due to the factors discussed above.

                           Interest  Expense.  Interest  expense  for the  three
                  months ended March 31, 2000 increased by $0.1 million, or 3.7%, to $2.8 million from $2.7 million for the three months ended March 31, 1999. Cash interest expense was $2.6 million for the three months ended March 31, 2000 compared to $2.5 million for the three months ended March 31, 1999.

                           Net  Income  Before  Extraordinary  Item.  Net income
                  before the extraordinary item for the three months ended March 31, 2000 decreased by $0.1 million, or 7.7%, to $1.2 million from $1.3 million for the three months ended March 31, 1999. This decrease was due to a $0.1 million increase in interest expense as discussed above.

                           Net  Income.  Net income for the three  months  ended
                  March 31, 2000 decreased by $0.6 million, or 46.2%, to $0.7 million from $1.3 million for the three months ended March 31, 1999. Net income as a percentage of sales decreased to 1.6% for the three months ended March 31, 1999 from 3.1% for the three months ended March 31, 1999. The decrease in net income and net income margin during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was primarily due to a $0.5 million, net of taxes, extraordinary loss related to the extinguishment of debt under the old credit facility, which was repaid with borrowings under the new credit facility.

                           EBITDA.  EBITDA was $5.5 million for the three months
                  ended March 31, 2000, representing an increase of $0.1 million, or 1.9%, as compared to $5.4 million for the three months ended March 31, 1999. EBITDA as a percentage of sales decreased to 12.3% for the three months ended March 31, 2000 from 13.0% for the three months ended March 31, 1999. The increase in EBITDA for the three months ended March 31, 2000 was due to the increase in sales compared to the three months ended March 31, 1999. The decrease in EBITDA margin for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was due to a reduction in gross margin percentage and an increase in operating expenses as a percentage of sales due to the factors discussed above.

                  Liquidity and Capital Resources

                           Diamond's  need for  liquidity  will arise  primarily
                  from the interest payable on the senior notes, the new credit facility and the funding of Diamond's capital expenditures and working capital requirements. There are no mandatory principal payments on the senior notes prior to their maturity on April 1, 2008 and, except to the extent that the borrowing base under the new credit facility exceeds the amount outstanding thereunder, no required payments of principal on the new credit facility prior to its expiration on March 27, 2004.

                           Net Cash Provided by Operating  Activities.  Net cash
                  provided by operating activities for the three months ended March 31, 2000 increased by $1.9 million to $5.4 million from $3.5 million for the three months ended March 31, 1999. The increase was primarily attributable to lower working capital requirements in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. In particular, the increase in accounts receivable for the three months ended March 31, 2000 was $3.3 million compared to $4.5 million for the three months ended March 31, 1999. In addition, inventory decreased $0.4 million for the three months ended March 31, 2000 compared to an increase of $0.1 million for the three months ended March 31, 1999.

                           Net Cash Used in Investing Activities.  Net cash used
                  in investing activities for the three months ended March 31, 2000 was $0.2 million compared to $0.6 million in the three months ended March 31, 1999. The primary reason for the variance was a decrease in capital expenditures.

                           Net Cash Used in Financing Activities.  Net cash used
                  by financing activities in the three months ended March 31, 2000 increased $2.3 million to $5.3 million compared to $3.0 million in the three months ended March 31, 1999. During the three months ended March 31, 2000, Diamond repaid $5.0 million, net, of outstanding borrowings under its credit facility and paid $0.3 million in loan costs.

                           Capital  Expenditures.  Capital  expenditures for the
                  three months ended March 31, 2000 were $0.2 million, as compared to $0.7 million for the three months ended March 31, 1999. Capital expenditures for the three months ended March 31, 2000 were made primarily to fund the continued upgrade of Diamond's management information systems.

                           Liquidity. Management believes that Diamond will have
                  adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements, including those related to the opening of new service centers for the foreseeable future. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the credit facility.

                  Forward-Looking Statements

                           Readers  are  cautioned  that  there  are  statements
                  contained in this report which are "forward-looking" statements within the meaning of the Private Securities
                  Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Diamond, economic and market factors and the industries in which Diamond does business, among other things. These statements are not guarantees of future performance and Diamond has no specific intention to update these statements.

                           These    forward-looking    statements,    like   any
                  forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. The risks and uncertainties include the effect of overall economic and business conditions, the demand for Diamond's products and services, regulatory uncertainties, the impact of competitive products and pricing, changes in customers' ordering patterns and potential system interruptions. This list should not be construed as exhaustive.

                                     PART II

                                OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Recent Sales of Unregistered Securities

                           On March 31,  1998:  (1) Diamond  declared and paid a
                  dividend of 3,500 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock to each of Kenneth Levine and Richard Rutta; (2) Kenneth Levine and Richard Rutta transferred all of the issued and outstanding shares of each of Diamond's affiliated entities to Diamond in consideration for which Diamond issued 6,950,000 shares of Common Stock to Kenneth Levine and Richard Rutta (which shares of Common Stock were subsequently redeemed by Diamond other than 100,000 shares of Common Stock owned by each of Kenneth Levine and Richard Rutta); (3) Green Equity Investors II, L.P. purchased
                  (A) 770,000 shares of Common Stock for aggregate consideration equal to $15.4 million, and (B) 28,000 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock for an aggregate consideration of $28.0 million; and (4) Norman Harris and Michael A. Sumsky purchased an aggregate of 30,000 shares of Common Stock for aggregate consideration of $600,000. The securities issued in these transactions were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering.

                           On March 31,  1998,  Diamond  sold $100.0  million in
                  aggregate principal amount of its 9 1/4% Senior Notes Due 2008 in a private offering to First Union Capital Markets, BT Alex. Brown Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation. The securities issued in this transaction were not registered under the Securities Act pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits

                                    Exhibit 27  - Financial Data Schedule

                           (b)      Reports on Form 8-K

                                    There  were no  reports  on Form  8-K  filed
                           during the quarter ended March 31, 2000.

                                    SIGNATURE

                      Pursuant to the  requirements  of the Securities  Exchange
                  Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DIAMOND TRIUMPH AUTO GLASS, INC.



          Date: May 15, 2000                  By: /s/ Michael A. Sumsky
                                                  -----------------------
                                              Name:  Michael A. Sumsky
                                              Title: Executive Vice President
                                                     Chief Financial Officer and
                                                     General Counsel (Principal
                                                     Financial and Chief
                                                     Accounting Officer)