Form 10-Q
period 2000-06-30
DIAMOND TRIUMPH AUTO GLASS INC
filed 2000-08-09
CIK 1109531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

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

                                 (570) 287-9915
              (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
     No [ ]

            As of August 10, 2000, there were 1,000,000 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    Form 10-Q
                       For the Quarter Ended June 30, 2000

                                      INDEX

                                                                       Page No.
                                                                       --------

Part I. Financial Information

   Item 1.    Financial Statements

              Condensed Balance Sheets -
                  June 30, 2000 and December 31, 1999......................   3

              Condensed Statements of Operations - Three Months Ended
                  June 30, 2000 and 1999...................................   4

              Condensed Statements of Operations - Six Months Ended
                  June 30, 2000 and 1999...................................   5

              Condensed Statements of Cash Flows - Six Months Ended
                  June 30, 2000 and 1999...................................   6

              Notes to Condensed Financial Statements......................   7

   Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operation........................   8

Part II. Other Information

   Item 2.    Changes in Securities and Use of Proceeds....................  12

   Item 6.    Exhibits and Reports on Form 8-K.............................  12

              Signature....................................................  13

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                June 30, 2000    December 31, 1999
                                                                              ---------------    -----------------
                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                            $44                 $94
  Accounts receivable, net                                                          15,452              10,895
  Other receivables                                                                    396                 189
  Inventories                                                                       11,714              12,620
  Prepaid expenses                                                                     988                 962
  Deferred income taxes                                                              3,081               3,081
                                                                            ---------------      --------------
Total current assets                                                                31,675              27,841
                                                                            ---------------      --------------

Equipment and leasehold improvements, net                                            6,727               7,693

Deferred loan costs and senior notes discount, net                                   6,532               7,502
Deferred income taxes                                                               42,592              44,082
Other assets                                                                           408                 401
                                                                            ---------------      --------------
Total assets                                                                       $87,934             $87,519
                                                                            ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                 $11,149              $7,950
  Accrued expenses:
      Payroll and related items                                                      3,383               3,314
      Accrued interest                                                               2,344               2,363
      Accrued income taxes                                                           1,406               1,216
      Other                                                                            675                 362
                                                                            ---------------      --------------
 Total accrued expenses                                                              7,808               7,255
                                                                            ---------------      --------------
 Total current liabilities                                                          18,957              15,205
                                                                            ---------------      --------------
Long-term debt:
  Credit facility                                                                    1,500               7,500
  Senior notes                                                                     100,000             100,000
                                                                            ---------------      --------------
Total long-term debt                                                               101,500             107,500
                                                                            ---------------      --------------
      Total liabilities                                                            120,457             122,705
                                                                            ---------------      --------------

Series A 12% senior redeemable  cumulative  preferred stock -
      par value $0.01 per share; authorized 100,000 shares; issued and outstanding 35,000 shares in 2000 and 1999, at liqudation
      preference value                                                              45,667              43,046
                                                                            ---------------      --------------
Stockholders' equity (deficit):
Common stock, 2000 and 1999 par value $0.01 per share; authorized
      1,100,000 shares; issued and outstanding 1,000,000 shares                         10                  10
Additional paid-in capital                                                          50,126              52,747
Retained earnings (accumulated deficit)                                           (128,326)           (130,989)
                                                                            ---------------      --------------
    Total stockholders' equity (deficit)                                           (78,190)            (78,232)
                                                                            ---------------      --------------
Total liabilities and stockholders' equity (deficit)                               $87,934             $87,519
                                                                            ===============      ==============

                   See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Dollars in Thousands)

                                          Three Months Ended  Three Months Ended
                                             June 30, 2000      June 30, 1999
                                          ------------------  ------------------
Net sales                                         $49,153           $43,361
Cost of sales                                      15,407            13,228
                                               ----------        ----------
Gross profit                                       33,746            30,133

Operating expenses                                 27,799            25,393
                                               ----------        ----------
Income from operations                              5,947             4,740

Other (income) expense:
     Interest income                                   (6)               (1)
     Interest expense                               2,677             2,800
                                               ----------        ----------
                                                    2,671             2,799
                                               ----------        ----------
Income before provision for income taxes            3,276             1,941

Provision for income taxes                          1,306               777
                                               ----------        ----------
Net income                                          1,970             1,164

Preferred stock dividends                           1,329             1,182
                                               ----------        ----------
Net income (loss) applicable to common
  stockholders                                       $641              ($18)
                                               ==========        ==========


                   See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Dollars in Thousands)

                                           Six Months Ended     Six Months Ended
                                             June 30, 2000       June 30, 1999
                                           ----------------     ----------------
Net sales                                         $93,818             $84,773
Cost of sales                                      29,271              26,070
                                               -----------         ----------
Gross profit                                       64,547              58,703

Operating expenses                                 53,838              49,159
                                               -----------         ----------
Income from operations                             10,709               9,544

Other (income) expense:
     Interest income                                  (44)                (12)
     Interest expense                               5,483               5,518
                                               -----------         ----------
                                                    5,439               5,506
                                               -----------         ----------
Income before provision for income taxes and
      extraordinary loss on extinguishment
      of debt                                       5,270               4,038

Provision for income taxes                          2,103               1,615
                                               -----------         ----------
Net income before extraordinary item                3,167               2,423

Extraordinary loss on extinguishment of debt,
      net of income taxes of $336                     504                   -
                                               -----------         ----------
Net income                                          2,663               2,423

Preferred stock dividends                           2,621               2,329
                                               -----------         ----------
Net income applicable to common stockholders          $42                 $94
                                               ===========         ==========


                   See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                            Six Months Ended    Six Months Ended
                                             June 30, 2000        June 30, 1999
                                            ----------------    ----------------
OPERATING ACTIVITIES
    Net cash provided by operating activities       $6,703               $191
                                                ----------         ----------
INVESTING ACTIVITIES
    Capital expenditures                             (444)             (1,294)
    Proceeds from sale of equipment                    18                  68
    Increase in other assets                           (8)                (21)
                                                ----------         ----------
Net cash used in investing activities                (434)             (1,247)
                                                ----------         ----------
FINANCING ACTIVITIES
  Net proceeds from bank facility                   8,750              12,500
  Payments on bank facility                       (14,750)            (11,500)
  Deferred loan cost                                 (319)                  -
                                                ----------         ----------
Net cash (used in)/provided by financing
  activities                                      ($6,319)             $1,000
                                                ----------         ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         (50)                (56)

Cash and cash equivalents, beginning of period         94                 301
                                                ----------         ----------
Cash and cash equivalents, end of period              $44                $245
                                                ==========         ==========


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

                  Deferred Loan Costs - In March 2000, unamortized deferred loan costs of $504 (net of income taxes of $336) related to the old revolving credit facility were recorded as an extraordinary loss on the extinguishment of outstanding debt under the old credit facility, which was repaid with borrowings under the new credit facility.

                  Preferred Stock - At June 30, 2000 and December 31, 1999, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $45,667 and $43,046, respectively, which includes dividends of $10,667 and $8,046, respectively, added to the liquidation value.

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

                  Senior Notes - On April 27, 2000, Diamond commenced an offer to exchange up to $100,000,000 in aggregate principal amount of its new 9 1/4% Senior Notes due 2008 (the "New Notes") for any and all of its outstanding 9 1/4% Senior Notes due 2008 (the "Old Notes"). The terms of the New Notes are substantially identical to the terms of the Old Notes, except for certain transfer restrictions and registration rights relating to the Old Notes. The exchange offer relating to the New Notes was registered under the Securities Act of 1933, as amended, pursuant to a registration statement that was declared effective by the Securities and Exchange Commission on April 27, 2000. In June 2000, the exchange offer was consummated with 100% of the outstanding Old Notes being exchanged for the New Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Results of Operations

                  The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the six and three months ended June 30, 2000 and 1999.

                                           Six Months Ended June 30,            Three Months Ended June 30,
                                       --------------------------------        -----------------------------
                                             2000           1999                    2000          1999
                                       ---------------  ---------------        -------------  --------------
                                          $       %       $       %              $      %       $      %
                                       ------   ------  ------  -----          ------  -----  -----  ----
                                              (dollars in millions)               (dollars in millions)

Net Sales ..........................     93.8    100.0   84.8   100.0          49.2   100.0   43.3   100.0
Cost of Sales ......................     29.3     31.2   26.1    30.8          15.4    31.3   13.2    30.5
                                         ----    -----   ----   -----          ----   -----   ----   -----
Gross Profit .......................     64.5     68.8   58.7    69.2          33.8    68.7   30.1    69.5
Operating Expenses .................     53.8     57.4   49.2    58.0          27.8    56.5   25.4    58.7
                                         ----    -----   ----   -----          ----   -----   ----   -----
Income From Operations .............     10.7     11.4    9.5    11.2           6.0    12.2    4.7    10.9
Interest Income ....................     (0.1)    (0.1)    --      --            --      --     --      --
Interest Expense ...................      5.5      5.9    5.5     6.5           2.7     5.5    2.8     6.5
                                         ----    -----   ----   -----          ----   -----   ----   -----
                                          5.4      5.8    5.5     6.5           2.7     5.5    2.8     6.5
                                         ----    -----   ----   -----          ----   -----   ----   -----
Income before provision for income
 taxes and extraordinary
 loss on etinguishment of debt .....      5.3      5.7    4.0     4.7           3.3     6.7    1.9     4.4
Provision for income taxes .........      2.1      2.2    1.6     1.9           1.3     2.6    0.7     1.6
                                         ----    -----   ----   -----          ----   -----   ----   -----
Net income before extraordinary item      3.2      3.4    2.4     2.8           2.0     4.1    1.2     2.8
Extraordinary loss on extinguishment
  of debt, net of taxes ............      0.5      0.5     --      --            --      --     --      --
                                         ----    -----   ----   -----          ----   -----   ----   -----
Net income .........................      2.7      2.9    2.4     2.8           2.0     4.1    1.2     2.8
                                         ====    =====   ====   =====          ====   =====   ====   =====
EBITDA (1) .........................     12.2     13.0   10.8    12.7           6.7    13.6    5.4    12.5


               ---------
                  (1) EBITDA represents income before taxes, interest expense, depreciation and amortization expense. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.

                  Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

                           Net Sales.  Net sales for the six  months  ended June
                  30, 2000 increased by $9.0 million, or 10.6%, to $93.8 million from $84.8 million for the six months ended June 30, 1999. Replacement unit volume increased 3.4% during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Diamond experienced an increase in its average revenue per replacement unit for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in Diamond's average revenue per replacement unit was primarily attributable to an increase in demand related to inclement weather conditions experienced throughout a large portion of Diamond's network in the first quarter of 2000 and an increased percentage of higher revenue-generating replacement units. In addition, during the six months ended June 30, 2000, there was a net opening of two new service centers.

                           Gross  Profit.  Gross profit for the six months ended
                  June 30, 2000 increased by $5.8 million, or 9.9%, to $64.5 million from $58.7 million for the six months ended June 30, 1999. The increase in gross profit for the six months ended June 30, 2000 was due to an increase in net sales and average revenue per replacement unit as discussed above. Gross profit as a percentage of net sales for the six months ended June 30, 2000 decreased to 68.8% from 69.2% for the six months ended June 30, 1999. The decrease in gross profit percentage for the six months ended June 30, 2000 was due to an increase in product costs compared to the six months ended June 30, 1999, which was partially offset by an increase in average revenue per replacement unit.

                           Operating  Expenses.  Operating  expenses for the six
                  months ended June 30, 2000 increased by $4.6 million, or 9.3%, to $53.8 million from $49.2 million for the six months ended June 30, 1999. The increase in operating expenses for the six months ended June 30, 2000 was primarily attributable to the expansion of capacity within Diamond's existing service center network and an increase in vehicle related expenses, primarily increased fuel costs. Operating expenses as a percentage of sales decreased to 57.4% for the six months ended June 30, 2000 from 58.0% for the six months ended June 30, 1999. The decrease in operating expenses as a percentage of sales is primarily attributable to an increase in net sales and increased efficiencies within the service center and back office operations.

                           Depreciation and amortization  expense for the period
                  ending June 30, 2000 increased by $0.2 million, or 16.7%, to $1.4 million from $1.2 million for the same period in 1999. This increase is attributable to an increase in amortization expense related to the implementation of certain sales, billing and financial systems software.

                           Income From  Operations.  Income from  operations was
                  $10.7 million for the six months ended June 30, 2000 versus $9.5 million for the same period ending June 30, 1999. Income from operations as a percentage of sales increased to 11.4% for the six months ended June 30, 2000 from 11.2% for the six months ended June 30, 1999. The increases were attributable to the increase in net sales and gross profit and a decrease in operating expenses as a percentage of sales due to the factors discussed above.

                           Interest Expense. Interest expense for the six months
                  ended June 30, 2000 and June 30, 1999 remained constant at $5.5 million. Cash interest expense was $5.0 million for the six months ended June 30, 2000 compared to $5.1 million for the six months ended June 30, 1999.

                           Net  Income  Before  Extraordinary  Item.  Net income
                  before the extraordinary item for the six months ended June 30, 2000 increased by $0.8 million, or 33.3%, to $3.2 million from $2.4 million for the six months ended June 30, 1999. This increase was due to the $1.2 million increase in income from operations as discussed above.

                           Net Income.  Net income for the six months ended June
                  30, 2000 increased by $0.3 million, or 12.5%, to $2.7 million from $2.4 million for the six months ended June 30, 1999. Net income as a percentage of sales increased to 2.9% for the six months ended June 30, 2000 from 2.8% for the six months ended June 30, 1999. The increase in net income and net income margin during the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was primarily due to the increase in income from operations as discussed above. This increase was offset by a $0.5 million extraordinary loss, net of taxes, related to the extinguishment of debt under the old credit facility, which was repaid with borrowings under the new credit facility.

                           EBITDA.  EBITDA was $12.2  million for the six months
                  ended June 30, 2000, representing an increase of $1.4 million, or 13.0%, as compared to $10.8 million for the six months ended June 30, 1999. EBITDA as a percentage of sales increased to 13.0% for the six months ended June 30, 2000 from 12.7% for the six months ended June 30, 1999. The increase in EBITDA and EBITDA margin for the six months ended June 30, 2000 was primarily due to the increase in sales compared to the six months ended June 30, 1999, and a decrease in operating expenses as a percentage of sales as discussed above.

                  Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

                           Net Sales.  Net sales for the three months ended June
                  30, 2000 increased by $5.9 million, or 13.6%, to $49.2 million from $43.3 million for the three months ended June 30, 1999. Replacement unit volume increased 3.2% during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Diamond experienced an increase in its average revenue per replacement unit for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in Diamond's average revenue per replacement unit was primarily attributable to an increased percentage of higher revenue-generating replacement units.

                           Gross Profit. Gross profit for the three months ended
                  June 30, 2000 increased by $3.7 million, or 12.3%, to $33.8 million from $30.1 million for the three months ended June 30, 1999. The increase in gross profit for the three months ended June 30, 2000 was due to an increase in net sales and average revenue per replacement unit as discussed above. Gross profit as a percentage of net sales for the three months ended June 30, 2000 decreased to 68.7% from 69.5% for the three months ended June 30, 1999. The decrease in gross profit percentage for the three months ended June 30, 2000 was due to an increase in product costs compared to the three months ended June 30, 1999, which was partially offset by an increase in average revenue per replacement unit.

                           Operating Expenses.  Operating expenses for the three
                  months ended June 30, 2000 increased by $2.4 million, or 9.4%, to $27.8 million from $25.4 million for the three months ended June 30, 1999. The increase in operating expenses for the three months ended June 30, 2000 was primarily attributable to the expansion of capacity within Diamond's existing service center network and an increase in vehicle related expenses, primarily increased fuel costs. Operating expenses as a percentage of sales decreased to 56.5% for the three months ended June 30, 2000 from 58.7% for the three months ended June 30, 1999. The decrease in operating expenses as a percentage of sales is primarily attributable to an increase in net sales and increased efficiencies within the service center and back office operations.

                           Depreciation and amortization  expense for the period
                  ending June 30, 2000 increased by $0.1 million, or 16.7%, to $0.7 million from $0.6 million for the same period in 1999. This increase is attributable to an increase in amortization expense related to the implementation of certain sales, billing and financial systems software.

                           Income  From   Operations.   Income  from  operations
                  increased by $1.3 million, or 27.7%, to $6.0 million from $4.7 million for the three months ended June 30, 1999. Income from operations as a percentage of sales increased to 12.2% for the three months ended June 30, 2000 from 10.9% for the three months ended June 30, 1999. These increases were attributable to the increase in net sales and gross profit and decrease in operating expenses as a percentage of sales due to the factors discussed above.

                           Interest  Expense.  Interest  expense  for the  three
                  months ended June 30, 2000 decreased $0.1 million to $2.7 million from $2.8 million for the three months ended June 30, 1999. Cash interest expense was $2.4 million for the three months ended June 30, 2000 compared to $2.5 million for the three months ended June 30, 1999.

                           Net  Income.  Net income for the three  months  ended
                  June 30, 2000 increased by $0.8 million, or 66.7%, to $2.0 million from $1.2 million for the three months ended June 30, 1999. Net income as a percentage of sales increased to 4.1% for the three months ended June 30, 2000 from 2.8% for the three months ended June 30, 1999. The increase in net income and net income margin during the three months ended June 30, 2000 compared to the three months ended June 30, 1999 was primarily due to the higher income from operations and lower interest expense as discussed above.

                           EBITDA.  EBITDA was $6.7 million for the three months
                  ended June 30, 2000, representing an increase of $1.3 million, or 24.1%, as compared to $5.4 million for the three months ended June 30, 1999. EBITDA as a percentage of sales increased to 13.6% for the three months ended June 30, 2000 from 12.5% for the three months ended June 30, 1999. The increase in EBITDA and EBITDA margin for the three months ended June 30, 2000 was primarily due to the increase in net sales compared to the three months ended June 30, 1999 and a decrease in operating expenses as a percentage of sales as discussed above.

                  Liquidity and Capital Resources

                           Diamond's  need for  liquidity  will arise  primarily
                  from the interest payable on the senior notes, the new credit facility and the funding of Diamond's capital expenditures and working capital requirements. There are no mandatory principal payments on the senior notes prior to their maturity on April 1, 2008 and, except to the extent that the amount outstanding under the new credit facility exceeds the borrowing base thereunder, no required payments of principal on the new credit facility prior to its expiration on March 27, 2004.

                           Net Cash Provided by Operating  Activities.  Net cash
                  provided by operating activities for the six months ended June 30, 2000 increased by $6.5 million to $6.7 million from $0.2 million for the six months ended June 30, 1999. The increase was primarily attributable to lower working capital requirements in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. In particular, there was a decrease in inventory for the six months ended June 30, 2000 of $0.9 million compared to a $1.2 million inventory increase for the six months ended June 30, 1999. In addition, accounts receivable increased $5.1 million for the six months ended June 30, 2000 compared to a $6.7 million increase for the six months ended June 30, 1999.

                           Net Cash Used in Investing Activities.  Net cash used
                  in investing activities for the six months ended June 30, 2000 was $0.4 million compared to $1.2 million in the six months ended June 30, 1999. The primary reason for the variance was a decrease in capital expenditures.

                           Net Cash Used  in/Provided  by Financing  Activities.
                  Net cash used by financing activities in the six months ended June 30, 2000 was $6.3 million compared to $1.0 million provided by financing activities in the six months ended June 30, 1999. During the six months ended June 30, 2000, Diamond repaid $6.0 million, net of outstanding borrowings under its credit facility and paid $0.3 million in loan costs.

                           Capital  Expenditures.  Capital  expenditures for the
                  six months ended June 30, 2000 were $0.4 million, as compared to $1.3 million for the six months ended June 30, 1999. Capital expenditures for the six months ended June 30, 2000 were made primarily to fund the continued upgrade of Diamond's management information systems.

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

                           These    forward-looking    statements,    like   any
                  forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. The risks and uncertainties include the effect of overall economic and business conditions, the demand for Diamond's products and services, regulatory uncertainties, the impact of competitive products and pricing, changes in customers' ordering patterns and potential system interruptions. This list should not be construed as exhaustive. Our prospectus dated April 27, 2000 relating to our exchange offer details some of the important risk factors.

                                     PART II

                                OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Recent Sales of Unregistered Securities

                           On March 31,  1998:  (1) Diamond  declared and paid a
                  dividend of 3,500 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock to each of Kenneth Levine and Richard Rutta; (2) Kenneth Levine and Richard Rutta transferred all of the issued and outstanding shares of each of Diamond's affiliated entities to Diamond in consideration for which Diamond issued 6,950,000 shares of Common Stock to Kenneth Levine and Richard Rutta (which shares of Common Stock were subsequently repurchased by Diamond other than 100,00 shares of Common Stock owned by each of Kenneth Levine and Richard Rutta); (3) Green Equity Investors II, L.P. purchased
                  (A) 770,000 shares of Common Stock for aggregate consideration equal to $15.4 million, and (B) 28,000 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock for an aggregate consideration of $28.0 million; and (4) Norman Harris and Michael A. Sumsky purchased an aggregate of 30,000 shares of Common Stock for aggregate consideration of $600,000. The securities issued in these transactions were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering.

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

                  Exchange Offer

                           On April  27,  2000,  Diamond  commenced  an offer to
                  exchange up to $100,000,000 in aggregate principal amount of its new 9 1/4% Senior Notes due 2008 (the "New Notes") for any and all of its outstanding 9 1/4% Senior Notes due 2008 (the "Old Notes"). The terms of the New Notes are substantially identical to the terms of the Old Notes, except for certain transfer restrictions and registration rights relating to the Old Notes. The exchange offer relating to the New Notes was registered under the Securities Act of 1933, as amended, pursuant to a registration statement that was declared effective by the Securities and Exchange Commission on April 27, 2000. In June 2000, all of the outstanding Old Notes were exchanged for the New Notes.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits

                                    Exhibit 27  - Financial Data Schedule

                           (b)      Reports on Form 8-K

                           There were no  reports  on Form 8-K filed  during the
                  quarter ended June 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIAMOND TRIUMPH AUTO GLASS, INC.


Date: August 10, 2000                 By: /s/ Michael A. Sumsky
                                          --------------------------------------
                                          Name:  Michael A. Sumsky
                                          Title: Executive Vice President
                                                 Chief Financial Officer and
                                                 General Counsel (Principal
                                                 Financial and Chief Accounting
                                                 Officer)