Form 10-Q
period 2000-09-30
DIAMOND TRIUMPH AUTO GLASS INC
filed 2000-11-09
CIK 1109531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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

                          Indicate by check mark whether the  registrant (1) has
              filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                          As of November 10, 2000,  there were 1,000,000  shares
              outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    Form 10-Q
                    For the Quarter Ended September 30, 2000

                                      INDEX

                                                                       Page No.
                                                                       --------
     Part I.     Financial Information

                 Item 1.  Financial Statements

                          Condensed Balance Sheets -
                              September 30, 2000 and December 31, 1999....... 3
                          Condensed Statements of Operations -
                              Three Months Ended
                              September 30, 2000 and 1999.................... 4
                          Condensed Statements of Operations -
                              Nine Months Ended
                              September 30, 2000 and 1999.................... 5

                          Condensed Statements of Cash Flows -
                              Nine Months Ended
                              September 30, 2000 and 1999.................... 6
                          Notes to Condensed Financial Statements............ 7

                 Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations................ 8
     Part II.  Other Information

                 Item 6.  Exhibits and Reports on Form 8-K...................13
                          Signature..........................................14


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                        September 30, 2000      December 31, 1999
                                                        ------------------      -----------------
                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $35                  $94
  Accounts receivable, net                                        16,044               10,895
  Other receivables                                                  321                  189
  Inventories                                                     12,519               12,620
  Prepaid expenses                                                 1,204                  962
  Deferred income taxes                                            3,081                3,081
                                                               ---------             --------
Total current assets                                              33,204               27,841
                                                               ---------             --------
Equipment and leasehold improvements, net                          6,256                7,693
Deferred loan costs and senior notes discount, net                 6,308                7,502
Deferred income taxes                                             41,554               44,082
Other assets                                                         395                  401
                                                               ---------             --------
Total assets                                                     $87,717              $87,519
                                                               =========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                $8,748               $7,950
  Accrued expenses:
      Payroll and related items                                    3,795                3,314
      Accrued interest                                             4,630                2,363
      Accrued income taxes                                         1,208                1,216
      Other                                                          554                  362
                                                               ---------             --------
Total accrued expenses                                            10,187                7,255
                                                               ---------             --------
Total current liabilities                                         18,935               15,205
                                                               ---------             --------
Long-term debt:
  Credit facility                                                      -                7,500
  Senior notes                                                   100,000              100,000
                                                               ---------             --------
Total long-term debt                                             100,000              107,500
                                                               ---------             --------
    Total liabilities                                            118,935              122,705
                                                               ---------             --------
Series A 12% senior redeemable cumulative
      preferred stock - par value $0.01 per share;
      authorized 100,000 shares; issued and outstanding
      35,000 shares in 2000 and 1999, at liqudation
      preference value                                            47,037               43,046
                                                               ---------             --------
Stockholders' equity (deficit):
Common stock, 2000 and 1999 par value $0.01 per share;
      authorized 1,100,000 shares; issued and outstanding
      1,000,000 shares                                                10                   10
Additional paid-in capital                                        48,756               52,747
Retained earnings (accumulated deficit)                         (127,021)            (130,989)
                                                               ---------             --------
    Total stockholders' equity (deficit)                         (78,255)             (78,232)
                                                               ---------             --------
Total liabilities and stockholders' equity (deficit)             $87,717              $87,519
                                                               =========             ========

                  See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Dollars in Thousands)

                                            Three Months        Three Months
                                                Ended              Ended
                                          September 30, 2000  September 30, 1999
                                          ------------------  ------------------
Net sales                                       $48,628            $43,848
Cost of sales                                    14,806             13,638
                                               ---------           --------
Gross profit                                     33,822             30,210

Operating expenses                               29,086             26,730
                                               ---------           --------

Income from operations                            4,736              3,480

Other (income) expense:
     Interest income                                 (8)               (16)
     Interest expense                             2,577              2,766
                                               ---------           --------
                                                  2,569              2,750
                                               ---------           --------

Income before provision for income taxes          2,167                730

Provision for income taxes                          862                292
                                               ---------           --------
Net income                                        1,305                438

Preferred stock dividends                         1,370              1,217
                                               ---------           --------
Net (loss) applicable to common stockholders       ($65)             ($779)
                                               =========           ========

                   See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Dollars in Thousands)

                                             Nine Months        Nine Months
                                                Ended              Ended
                                          September 30, 2000  September 30, 1999
                                          ------------------  ------------------

Net sales                                         142,446          $128,621
Cost of sales                                      44,077            39,708
                                                 --------          --------
Gross profit                                       98,369            88,913

Operating expenses                                 82,924            75,889
                                                 --------          --------
Income from operations                             15,445            13,024

Other (income) expense:
     Interest income                                  (52)              (28)
     Interest expense                               8,060             8,284
                                                 --------          --------
                                                    8,008             8,256
                                                 --------          --------
Income before provision for income taxes
      and extraordinary loss on
      extinguishment of debt                        7,437             4,768

Provision for income taxes                          2,965             1,907
                                                 --------          --------
Net income before extraordinary item                4,472             2,861

Extraordinary loss on extinguishment
      of debt, net of income taxes of $336            504                 -
                                                 --------          --------
Net income                                          3,968             2,861

Preferred stock dividends                           3,991             3,546
                                                 --------          --------
Net (loss) applicable to common stockholders         ($23)            ($685)
                                                 ========          ========


                   See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                             Nine Months        Nine Months
                                                Ended              Ended
                                          September 30, 2000  September 30, 1999
                                          ------------------  ------------------

OPERATING ACTIVITIES
    Net cash provided by operating activities    $8,399              $6,227
                                                --------           ---------

INVESTING ACTIVITIES
    Capital expenditures                           (667)             (1,868)
    Proceeds from sale of equipment                  34                  74
    Decrease (increase) in other assets               5                 (34)
                                                --------           ---------
Net cash (used in) investing activities            (628)             (1,828)
                                                --------           ---------

FINANCING ACTIVITIES
  Net proceeds from bank facility                 9,500              16,000
  Payments on bank facility                     (17,000)            (20,500)
  Deferred loan cost                               (330)                (32)
                                                --------           ---------
Net cash (used in) financing activities          (7,830)             (4,532)
                                                --------           ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS         (59)               (133)

Cash and cash equivalents, beginning of period       94                 301
                                                --------           ---------
Cash and cash equivalents, end of period            $35                $168
                                                ========           =========


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

            Deferred Loan Costs - In March 2000, unamortized deferred loan costs of $504,000 (net of income taxes of $336,000) related to the old revolving credit facility were recorded as an extraordinary loss on the extinguishment of outstanding debt under the old credit facility, which was repaid with borrowings under the new credit facility.

            Preferred Stock - At September 30, 2000 and December 31, 1999, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $47,037,000 and $43,046,000, respectively, which includes dividends of $12,037,000 and $8,046,000, respectively, added to the liquidation value.

            Long-Term Debt:

            Credit Facility - On March 27, 2000, Diamond entered into a new credit facility. The new credit facility has an initial term of four years and provides for revolving advances of up to the lesser of:
            (1) $25,000,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the new credit facility) plus 85% of
            Diamond's Eligible Inventory (as defined in the new credit facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the new credit facility) for the prior twelve months. A portion of the new credit facility, not to exceed $3,000,000 is available for the issuance of letters of credit. Borrowings under the new credit facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the new credit facility) or LIBOR, plus a margin of 0.50% for the Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the new credit facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the new credit facility are available for working capital requirements and for general corporate purposes. The new credit facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the new credit facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. At September 30, 2000, Diamond had no outstanding borrowings under the credit facility with $21.7 million in availability. Diamond's rolling 12-month EBITDA for the period ended September 30, 2000 was $16.4 million. Subsequent to September 30, 2000, Diamond has borrowed $2.3 million on the credit facility.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Results of Operations

            The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the nine and three months ended September 30, 2000 and 1999.

                                                             Nine Months Ended September 30,   Three Months Ended September 30,
                                                             -------------------------------   --------------------------------
                                                                   2000            1999           2000            1999
                                                             --------------    -------------   ------------   ------------
                                                               $        %        $       %       $      %       $      %
                                                             -----    -----    -----   -----   -----  -----   -----  -----
                                                                (dollars in millions)            (dollars in millions)
Net Sales ................................................   142.4    100.0    128.6   100.0    48.6  100.0    43.8  100.0
Cost of Sales ............................................    44.1     31.0     39.7    30.9    14.8   30.5    13.6   31.1
                                                             -----    -----    -----   -----   -----  -----   -----  -----
Gross Profit .............................................    98.3     69.0     88.9    69.1    33.8   69.5    30.2   68.9
Operating Expenses .......................................    82.9     58.2     75.9    59.0    29.1   59.9    26.7   61.0
                                                             -----    -----    -----   -----   -----  -----   -----  -----
Income From Operations ...................................    15.4     10.8     13.0    10.1     4.7    9.7     3.5    8.0
Interest Income ..........................................    (0.1)    (0.1)      --      --      --     --      --     --
Interest Expense .........................................     8.1      5.7      8.3     6.5     2.6    5.3     2.8    6.4
                                                             -----    -----    -----   -----   -----  -----   -----  -----
                                                               8.0      5.6      8.3     6.5     2.6    5.3     2.8    6.4
                                                             -----    -----    -----   -----   -----  -----   -----  -----

Income before provision for income taxes and extraordinary
    loss on etinguishment of debt ........................     7.4      5.2      4.7     3.7     2.1    4.3     0.7    1.6
Provision for income taxes ...............................     2.9      2.0      1.8     1.4     0.8    1.6     0.3    0.7
                                                             -----    -----    -----   -----   -----  -----   -----  -----
Net income before extraordinary item .....................     4.5      3.2      2.9     2.3     1.3    2.7     0.4    0.9
Extraordinary loss on extinguishment of debt, net of taxes     0.5      0.4       --      --      --     --      --     --
                                                             -----    -----    -----   -----   -----  -----   -----  -----
Net income ...............................................     4.0      2.8      2.9     2.3     1.3    2.7     0.4    0.9
                                                             =====    =====    =====   =====   =====  =====   =====  =====

EBITDA (1) ...............................................    17.6     12.4     14.9    11.6     5.4   11.1     4.2    9.6

                   -------------
                        (1) EBITDA represents income before taxes, interest expense, depreciation and amortization expense. While EBITDA is not intended to represent cash flow from
                        operations   as  defined  by  GAAP  and  should  not  be
                        considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.


            Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999


                        Net Sales. Net sales for the nine months ended September
            30, 2000 increased by $13.8 million, or 10.7%, to $142.4 million from $128.6 million for the nine months ended September 30, 1999. Replacement unit volume increased 1.3% during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Diamond experienced an increase in its average revenue per replacement unit of 8.9% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in Diamond's average revenue per replacement unit was primarily attributable to an increase in demand related to inclement weather conditions experienced throughout a large portion of Diamond's network in the first quarter of 2000 and an increased percentage of higher revenue-generating replacement units. In addition, during the nine months ended September 30, 2000, there was a net opening of three new service centers.

                        Gross  Profit.  Gross  profit for the nine months  ended
            September 30, 2000 increased by $9.4 million, or 10.6%, to $98.3 million from $88.9 million for the nine months ended September 30, 1999. The increase in gross profit for the nine months ended September 30, 2000 was due to an increase in net sales and average revenue per replacement unit as discussed above. Gross profit as a percentage of net sales for the nine months ended September 30, 2000 decreased slightly to 69.0% from 69.1% for the nine months ended September 30, 1999. The decrease in gross profit percentage for the nine months ended September 30, 2000 was due to an increase in product costs compared to the nine months ended September 30, 1999, which was offset by an increase in average revenue per replacement unit.

                        Operating  Expenses.  Operating  expenses  for the  nine
            months ended September 30, 2000 increased by $7.0 million, or 9.2%, to $82.9 million from $75.9 million for the nine months ended September 30, 1999. The operating expense increase was due to the expansion of capacity within Diamond's existing service center network, an increase in wage expense caused by certain wage rate pressures, primarily at the service center level, and to an increase in vehicle related expenses, particularly increased fuel costs due to rising gas prices. Operating expenses as a percentage of sales decreased to 58.2% for the nine months ended September 30, 2000 from 59.0% for the nine months ended September 30, 1999. The decrease in operating expenses as a percentage of sales is primarily attributable to an increase in net sales and certain efficiencies achieved within the service center and back office operations.

                        Depreciation  and  amortization  expense  for the period
            ending September 30, 2000 increased by $0.2 million, or 10.5%, to $2.1 million from $1.9 million for the same period in 1999. This increase is attributable to an increase in amortization expense related to the implementation of certain sales, billing and financial systems software.

                        Income From Operations. Income from operations was $15.4
            million for the nine months ended September 30, 2000 versus $13.0 million for the same period ending September 30, 1999. Income from operations as a percentage of sales increased to 10.8% for the nine months ended September 30, 2000 from 10.1% for the nine months ended September 30, 1999. The increases were attributable to the increase in net sales and gross profit and a decrease in operating expenses as a percentage of sales due to the factors discussed above.

                        Interest  Expense.  Interest expense for the nine months
            ended September 30, 2000 decreased $0.2 million to $8.1 million from $8.3 million for the nine months ended September 30, 1999. Cash interest expense was $7.4 million for the nine months ended September 30, 2000 compared to $7.6 million for the nine months ended September 30, 1999.

                        Net Income Before  Extraordinary Item. Net income before
            the extraordinary item for the nine months ended September 30, 2000 increased by $1.6 million, or 55.2%, to $4.5 million from $2.9 million for the nine months ended September 30, 1999. This increase was due to the $2.4 million increase in income from operations as discussed above.

                        Net  Income.  Net  income  for  the  nine  months  ended
            September 30, 2000 increased by $1.1 million, or 37.9%, to $4.0 million from $2.9 million for the nine months ended September 30, 1999. Net income as a percentage of sales increased to 2.8% for the nine months ended September 30, 2000 from 2.3% for the nine months ended September 30, 1999. The increase in net income and net income margin during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was primarily due to the increase in net income before the extraordinary item as discussed above. This increase was offset by a $0.5 million extraordinary loss, net of taxes, related to the extinguishment of debt under the old credit facility, which was repaid with borrowings under the new credit facility.

                        EBITDA.  EBITDA was $17.6  million  for the nine  months
            ended September 30, 2000, representing an increase of $2.7 million, or 18.1%, as compared to $14.9 million for the nine months ended September 30, 1999. EBITDA as a percentage of sales increased to 12.4% for the nine months ended September 30, 2000 from 11.6% for the nine months ended September 30, 1999. The increase in EBITDA and EBITDA margin for the nine months ended September 30, 2000 was primarily due to the increase in sales compared to the nine months ended September 30, 1999, and a decrease in operating expenses as a percentage of sales as discussed above.


            Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999


                        Net  Sales.   Net  sales  for  the  three  months  ended
            September 30, 2000 increased by $4.8 million, or 11.0%, to $48.6 million from $43.8 million for the three months ended September 30, 1999. Replacement unit volume decreased 2.7% during the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Diamond experienced an increase in its average revenue per replacement unit for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase in Diamond's average revenue per replacement unit was primarily attributable to an increased percentage of higher revenue-generating replacement units.

                        Gross  Profit.  Gross  profit for the three months ended
            September 30, 2000 increased by $3.6 million, or 11.9%, to $33.8 million from $30.2 million for the three months ended September 30, 1999. The increase in gross profit for the three months ended September 30, 2000 was due to an increase in net sales and average revenue per replacement unit as discussed above. Gross profit as a percentage of net sales for the three months ended September 30, 2000 increased to 69.5% from 68.9% for the three months ended September 30, 1999. The increase in gross profit percentage for the three months ended September 30, 2000 was due to an increase in average revenue per replacement unit compared to the three months ended September 30, 1999.

                        Operating  Expenses.  Operating  expenses  for the three
            months ended September 30, 2000 increased by $2.4 million, or 9.0%, to $29.1 million from $26.7 million for the three months ended September 30, 1999. A material portion of the operating expense increase was due to higher wage expense caused by certain wage rate pressures, primarily at the service center level, and to an increase in vehicle related expenses, particularly increased fuel costs due to rising gas prices. Operating expenses as a percentage of sales decreased to 59.9% for the three months ended September 30, 2000 from 61.0% for the three months ended September 30, 1999. The decrease in operating expenses as a percentage of sales is primarily attributable to an increase in net sales and certain efficiencies achieved within the service center and back office operations.

                        Depreciation  and  amortization  expense  for the period
            ending September 30, 2000 remained constant at $0.7 million in comparison to the same period in 1999. This expense was primarily related to costs incurred for the implementation of certain sales, billing and financial systems software.

                        Income From Operations. Income from operations increased
            by $1.2 million, or 34.3%, to $4.7 million from $3.5 million for the three months ended September 30, 1999. Income from operations as a percentage of sales increased to 9.7% for the three months ended September 30, 2000 from 8.0% for the three months ended September 30, 1999. These increases were attributable to the increase in net sales and gross profit and decrease in operating expenses as a percentage of sales due to the factors discussed above.

                        Interest Expense.  Interest expense for the three months
            ended September 30, 2000 decreased $0.2 million to $2.6 million from $2.8 million for the three months ended September 30, 1999. Cash interest expense was $2.3 million for the three months ended September 30, 2000 compared to $2.5 million for the three months ended September 30, 1999.

                        Net  Income.  Net  income  for the  three  months  ended
            September 30, 2000 increased by $0.9 million, or 225.0%, to $1.3 million from $0.4 million for the three months ended September 30, 1999. Net income as a percentage of sales increased to 2.7% for the three months ended September 30, 2000 from 0.9% for the three months ended September 30, 1999. The increase in net income and net income margin during the three months ended September 30, 2000 compared to the three months ended September 30,

            1999 was primarily due to the higher income from operations and lower interest expense as discussed above.

                        EBITDA.  EBITDA was $5.4  million  for the three  months
            ended September 30, 2000, representing an increase of $1.2 million, or 28.6%, as compared to $4.2 million for the three months ended September 30, 1999. EBITDA as a percentage of sales increased to 11.1% for the three months ended September 30, 2000 from 9.6% for the three months ended September 30, 1999. The increase in EBITDA and EBITDA margin for the three months ended September 30, 2000 was primarily due to the increase in net sales compared to the three months ended September 30, 1999 and a decrease in operating expenses as a percentage of sales as discussed above.

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

                        Net Cash  Provided  by  Operating  Activities.  Net cash
            provided by operating activities for the nine months ended September 30, 2000 increased by $2.2 million to $8.4 million from $6.2 million for the nine months ended September 30, 1999. The increase was primarily attributable to lower working capital requirements in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. In particular, there was a decrease in inventory for the nine months ended September 30, 2000 of $0.1 million compared to a $2.0 million inventory increase for the nine months ended September 30, 1999. In addition, deferred income taxes decreased by $2.5 million over the nine months ended September 30, 2000. This was coupled with an increase in accounts receivable of $5.7 million for the nine months ended September 30, 2000 compared to a $3.0 million increase for the nine months ended September 30, 1999.

                        Net Cash Used in Investing Activities.  Net cash used in
            investing activities for the nine months ended September 30, 2000 was $0.6 million compared to $1.8 million in the nine months ended September 30, 1999. The primary reason for the variance was a
            decrease  in  capital   expenditures.   Diamond  is   currently
            evaluating software to upgrade and replace certain of its application software including, but not limited to, its purchasing, inventory and distribution systems.

                        Net Cash Used in Financing Activities.  Net cash used by
            financing activities in the nine months ended September 30, 2000 was $7.8 million compared to $4.5 million in the nine months ended September 30, 1999. During the nine months ended September 30, 2000, Diamond repaid $7.5 million, net of outstanding borrowings, under its credit facility and paid $0.3 million in loan costs.

                        Capital Expenditures.  Capital expenditures for the nine
            months ended September 30, 2000 were $0.7 million, as compared to $1.9 million for the nine months ended September 30, 1999. Capital expenditures for the nine months ended September 30, 2000 were made primarily to fund the continued upgrade of Diamond's management information systems. Diamond is currently evaluating software to upgrade and replace certain of its application software including, but not limited to, its purchasing, inventory and distribution systems.

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

                                     PART II

                                OTHER INFORMATION


            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                        (a)      Exhibits
                                 Exhibit 27  - Financial Data Schedule
                        (b)      Reports on Form 8-K
                                 There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                    SIGNATURE

                         Pursuant to the requirements of the Securities Exchange
               Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DIAMOND TRIUMPH AUTO GLASS, INC.


     Date: November 10, 2000                By: /s/ Michael A. Sumsky
                                            --------------------------------
                                            Name:  Michael A. Sumsky
                                            Title: Executive Vice President
                                                   Chief Financial Officer
                                                   and General Counsel
                                                   (Principal Financial and
                                                   Chief Accounting Officer)