Form 10-K
period 2000-12-31
DIAMOND TRIUMPH AUTO GLASS INC
filed 2001-04-02
CIK 1109531

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

         For the Fiscal Year Ended December 31, 2000

[  ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                          Commission File No. 333-33572

                        DIAMOND TRIUMPH AUTO GLASS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                 Delaware                                       23-2758853
       (State or Other Jurisdiction                          (I.R.S. Employer
     of Incorporation or Organization)                      Identification No.)

     220 Division Street, Kingston, Pennsylvania                     18704
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


                                Yes [ X ] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


                             ----------------------


         There is no public market for the registrant's stock. Diamond had 1,000,000 shares of Common Stock (the "Common Stock"), par value $0.01 per share, and 35,000 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock (the "Preferred Stock"), par value $0.01 per share, outstanding as of March 30, 2001.


                      Documents Incorporated by Reference:


                                      None.

                                     PART I

ITEM 1.  BUSINESS

Overview

         Diamond is a leading provider of automotive glass replacement and repair services in the Northeast, Mid-Atlantic, Midwest, Southeast and Southwest regions of the United States. At December 31, 2000, Diamond operated a network of 232 automotive glass service centers, approximately 1,069 mobile installation vehicles and four distribution centers in 39 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales and EBITDA for the year ended December 31, 2000 were $184.0 million and $18.4 million, respectively.

         Diamond believes that, due to its sole focus on automotive glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond's low cost structure enables it to serve all markets of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing and rental car companies, car dealers, body shops and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. Diamond's 2000 sales to individual consumers, commercial and insurance customers represented approximately 26.9%, 40.0% and 33.1% of total sales, respectively. While the two largest participants in the industry primarily focus on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufacture automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

         Diamond's sole focus on automotive glass replacement and repair, combined with its aggressive cost controls, strong purchasing power and efficient internal distribution system, have positioned Diamond as one of the lowest cost providers of automotive glass replacement and repair services. These competitive attributes, together with localized marketing efforts, have enabled Diamond's new service centers to quickly establish a base of local consumer and commercial installation business from which Diamond plans to grow all three of its customer markets.

         Diamond's financial performance reflects attractive service center-level economics. The cash required to open a new service center, including inventory net of trade payables, averages $38,000. In 2000, over 75% of Diamond's installations and repairs were performed by mobile technicians at a customer's home or workplace. Due to the high percentage of mobile installations and repairs which Diamond performs, service centers are typically located in commercial or industrial areas, where rents are generally available at low cost. In 2000, Diamond's 140 mature service centers (service centers open for four years or longer) averaged approximately $956,000 in sales and approximately $201,000 of branch operating profit per location. For the year ended December 31, 2000, approximately 94% of Diamond's mature service centers achieved positive branch operating profitability.

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

History

         Diamond was founded in 1923 by the grandfather of Kenneth Levine and Richard Rutta, Diamond's Co-Chairmen of the Board and Co-Chief Executive Officers. Diamond continues to operate a service center at the location of its original store in Scranton, Pennsylvania. Messrs. Levine and Rutta joined Diamond in 1979, when Diamond operated only one service center, and acquired Diamond in 1987, when Diamond operated ten service centers in Pennsylvania and New York. Under the management of Messrs. Levine and Rutta, Diamond has expanded its service center and distribution network to serve 232 locations at the end of 2000.

Recapitalization

         On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things, Green Equity Investors II, L.P. acquired 77.0% of the Common Stock and 80.0% of the Preferred Stock. This transaction was consummated on March 31, 1998. Concurrently therewith, Diamond issued $100 million in the aggregate principal amount of 9 1/4% Senior Notes (the "Notes") and entered into a credit facility, under which Diamond borrowed $12.5 million.

Industry Overview

         The market for the installation of automotive glass is highly fragmented. Many industry participants are small "mom and pop" installers who compete less effectively against large, geographically diversified providers of automotive glass installation services, such as Diamond. Consequently, the industry has been consolidating.

         Demand for automotive glass is influenced by several factors. Replacement volume increases as the total vehicle population and the number of miles driven increases. Severe weather and road conditions can also increase demand for automotive glass repair and replacement. However, consumers may defer fixing minor damage to a windshield until a vehicle trade-in, sale or inspection for new license tags. Therefore, new automobile sales, turnover of used vehicles and state automobile inspection laws influence automotive glass demand.

         Sales growth in the automotive glass replacement and repair industry has been attributable primarily to an increase in the aggregate number of vehicles on the road and to an increase in the aggregate number of miles driven per vehicle per year. Growth in industry sales has also been driven by the use of larger, more complex and more expensive automotive glass in new vehicles.

Pricing

         The price of replacement automotive glass is based on list prices developed by the National Auto Glass Specification ("NAGS"), an independent third party. NAGS prices are generally changed following wholesale price increases announced by original equipment manufacturers. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price increases on Diamond's financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. Effective January 1, 1999, NAGS significantly modified its published list prices in order to bring actual prices more in line with published list prices. Although NAGS has not materially modified its published list prices since January 1, 1999, NAGS has made periodic modifications to its published list prices subsequent to that date.

Products

         Diamond's primary installation products are automotive windshields which are made of laminated safety glass. Safety glass consists of two layers of glass bound together with a thin layer of vinyl which adds strength to the glass and makes it very difficult for an object to penetrate a windshield upon impact. As part of Diamond's commitment to serve all of its customers' automotive glass replacement needs, Diamond also offers tempered automotive glass. Tempered glass is generally used for side and rear automobile and truck windows and is significantly stronger than regular glass due to specialized processing which causes tempered glass to shatter into dull-edged pebbles, reducing glass related injuries. In addition, Diamond offers automotive glass repair services.

Customers and Marketing

         Diamond provides automotive glass replacement services to each of the industry's customer markets, which include individual consumers, commercial customers and insurance customers. Management believes that in addition to capturing additional consumer sales, broadening Diamond's service center network and geographic coverage will facilitate Diamond's efforts to obtain an increased share of the national insurance and fleet markets, whose participants generally establish multiple providers for their automotive glass replacement requirements. Diamond's 2000 sales to individual consumers, commercial and insurance customers represented approximately

26.9%, 40.0% and 33.1% of total sales, respectively. In 2000, Diamond's top ten customer accounts comprised approximately 21.5% of total sales and no single customer account exceeded 5.7% of total sales.

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

         Individual Consumers. The marketing focus to the individual consumer market is low price and speed of service. Diamond's consumer customers consist of individuals who are not associated with a related automobile insurance claim. Customers in this market typically do not have automobile glass insurance coverage, have a high insurance deductible or do not want to file a claim with their insurance carrier. These customers are primarily concerned with price, quality, convenience and speed of service. Substantial portions of the industry's consumer sales are generated as a result of localized marketing efforts, such as Yellow Pages advertising. In order to attract consumer customers, Diamond's Yellow Pages advertisements are designed to appear in the first group of display advertisements and promote Diamond's competitive pricing and fast mobile service. When a customer calls, Diamond's service representatives are trained to emphasize Diamond's low price guarantee and prompt service capabilities. The majority of Diamond's services can be provided by its mobile installation technicians at a customer's home or workplace.

         Commercial Customers. Diamond markets to commercial customers through its direct sales force, which emphasizes high quality service at a low cost.
Diamond's   commercial  market  customers   include   commercial  fleet  leasing
companies, rental car companies, car dealerships, body shops, utilities and government agencies. Diamond's customers in the commercial market include Avis Rent-A-Car, Inc., Enterprise Rent-A-Car and Bell Atlantic Corporation (Verizon). Management believes that Diamond's expanding geographic coverage will enable Diamond to obtain an increased share of the national fleet automotive glass replacement business.

         Insurance Customers. Diamond markets its services to all levels of the insurance industry, including local agents, claims offices and centralized call centers. In addition to marketing directly to insurance companies through its direct sales force, Diamond participates as an approved service provider within glass replacement networks administered by third parties, including certain of Diamond's competitors. These third party networks act as outsourced claims administrators under contract to an insurance company. Historically, insurance companies that participate in these networks have required that more than one service provider provide automotive glass replacement and repair services in order to ensure competitive pricing and high quality service. Diamond is an approved service provider for many national insurance carriers, including State Farm Insurance Company, Nationwide Insurance Company, Allstate Insurance Company and Travelers Property Casualty Corporation.

Service Centers

         Diamond's repair and installation service is performed either on-site at a service center location or at a customer's home or workplace by a mobile technician. Diamond operates approximately 1,069 mobile installation vehicles. In 2000, over 75% of Diamond's installations and repairs were performed by mobile technicians at a customer's home or workplace. Due to the high percentage of mobile installations and repairs which Diamond performs, service centers are typically located in commercial or industrial areas, where rents are generally available at low cost.

         At December 31, 2000, Diamond operated a network of 232 automotive glass service centers, approximately 1,069 mobile installation vehicles and four distribution centers in 39 states in the Northeast, Mid-Atlantic, Midwest, Southeast and Southwest regions of the United States. These service centers are operated under the following service marks: Triumph Auto Glass and Diamond Auto Glass in the Northeast and Mid-Atlantic; and Triumph Auto Glass in the Midwest, Southeast and Southwest. Any expansion into new states will be under the Triumph Auto Glass registered service mark. Due to the weak industry conditions experienced in 1999, Diamond was more deliberate with its service center expansion in 2000. Diamond opened seven new service centers in 2000, as compared to an average of 32 new service centers in the four years prior to 2000. Diamond will continue to be deliberate in its service center expansion policy as compared to the average number of service centers opened in the four years prior to 2000.

         The following chart provides information concerning Diamond's service center openings from 1990 to 2000:

                                                 Service Centers     % Increase
           Year      Openings   Consolidations    At Year End    Over Prior Year
           ----      --------   --------------    -----------    ---------------
           1990....     6             --               24             33.3%
           1991....     7             --               31             29.2%
           1992....     12            --               43             38.7%
           1993....     17            --               60             39.5%
           1994....     31            --               91             51.7%
           1995....     17             3              105             15.4%
           1996....     39             2              142             35.2%
           1997....     33             1              174             22.5%
           1998....     33             1              206             18.4%
           1999....     24             4              226              9.7%
           2000....      7             1              232              2.7%


         Service centers are open for business from 8:00 a.m. to 5:00 p.m. on Monday through Friday and 8:00 a.m. to 12:00 p.m. on Saturday. Service center employees perform installation services and process customer inquiries during regular business hours. After-hours customer inquiries are handled by Diamond's emergency and extended hour call center. Operators at this call center answer customer inquiries, schedule mobile installation services and arrange emergency service from service centers throughout Diamond's network.

Distribution System

         Diamond currently operates four distribution centers which operate seven days a week and are located in Kingston, Pennsylvania; Columbus, Ohio; Atlanta, Georgia; and Rock Island, Illinois. Diamond's efficient distribution system enables Diamond to make regular deliveries to all of its service centers both to replenish stock and to provide automotive glass that is not carried in service center inventories. Through its distribution centers, Diamond supports a significant portion of its sales with internally distributed product, with the remainder being purchased from the spot market. Diamond's highly efficient distribution system, combined with a successful inventory management program at its service centers, enables Diamond to meet immediate service demands at a lower cost than if larger quantities of automotive glass were required to be purchased in the spot market.

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

         Diamond has numerous domestic and international suppliers, and is continuing to expand its supplier network by utilizing additional foreign suppliers in order to hedge against product shortages and to reduce the overall cost of automotive glass. In 2000, no single supplier represented more than 20% of Diamond's automotive glass purchases. Due to the competitive nature of the automotive glass manufacturing industry, Diamond does not anticipate any substantial difficulty in sourcing its automotive glass requirements in the foreseeable future.

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

Employees

         As of December 31, 2000, Diamond employed 1,697 persons. None of Diamond's employees are covered by a collective bargaining agreement, and Diamond believes that its relationships with its employees are good.

                      FACTORS AFFECTING FUTURE PERFORMANCE

Diamond is substantially leveraged and has significant debt service obligations which could impair its ability to pay the amounts due under the Notes.

         Diamond is substantially leveraged and has significant debt service obligations, which could impair its ability to pay the amounts due under its 9 1/4% Senior Notes. As of December 31, 2000, Diamond's aggregate consolidated indebtedness was approximately $100.5 million (of which approximately $0.5 million represented aggregate outstanding indebtedness under Diamond's credit facility), and Diamond had $48.4 million (liquidation preference) of outstanding Preferred Stock and a stockholders' deficit of $81.3 million.

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

          o         the credit  facility and the  indenture  governing the Notes
                    contain   certain   restrictive   financial   and  operating
                    covenants;

          o Diamond's indebtedness under the credit facility is at variable rates of interest, which makes Diamond vulnerable to increases in interest rates;

          o Diamond's indebtedness outstanding under the credit facility is secured by a first priority lien on substantially all of its assets and will become due prior to the time the principal on the Notes will become due;

          o Diamond's substantial degree of leverage will limit its ability to adjust rapidly to changing market conditions, reduce its ability to withstand competitive pressures, and make it more vulnerable in the event of a downturn in general economic conditions, repeated years of mild weather conditions or other adverse events in its business.

         If Diamond is unable to generate sufficient cash flows from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its indebtedness, including the Notes, or to obtain additional financing or to dispose of material assets or discontinue certain of its operations. The credit facility and the indenture governing the Notes restrict Diamond's ability to sell assets and/or use the proceeds therefrom. Diamond cannot assure you that any refinancing or asset sales would be possible under its debt instruments existing at that time, that the proceeds which Diamond could realize from such refinancing or asset sales would be sufficient to meet its obligations then due or that Diamond could obtain any additional financing.

The Notes are subordinated to Diamond's secured indebtedness.

         The Notes are:

          o senior, unsecured obligations of Diamond and will rank senior in right and priority of payment to any indebtedness of Diamond that by its terms is expressly subordinated to the Notes.

          o subordinated to secured indebtedness of Diamond (including indebtedness under the credit facility) with respect to the assets securing such indebtedness. The credit facility is secured by a first priority lien on substantially all of Diamond's assets.

          o subordinated to claims of creditors of Diamond's subsidiaries, except to the extent that holders of the Notes may be creditors of such subsidiaries pursuant to the Guarantees. Diamond currently has no subsidiaries, and, accordingly, there are currently no Guarantees.

         Diamond's obligations with respect to the Notes will be guaranteed, jointly and severally, on a senior, unsecured basis by certain of its future subsidiaries. Any obligations of Diamond's subsidiaries will be senior to the claims of the holders of the Notes with respect to the assets of any of these subsidiaries, except to the extent that the holders of the Notes may be creditors of a subsidiary pursuant to a Guarantee. Any claim by the holders of the Notes with respect to the assets of any subsidiary will be subordinated to secured indebtedness (including indebtedness under the credit facility) of that subsidiary with respect to the assets securing such indebtedness. The rights of Diamond and its creditors, including holders of the Notes, to realize upon the assets of any subsidiary upon that subsidiary's liquidation or reorganization (and the consequent rights of holders of the Notes to participate in those assets) will be subject to the prior claims of that subsidiary's creditors, except to the extent that Diamond may itself be a creditor with recognized claims against that subsidiary or to the extent that the holders of the Notes may be creditors with recognized claims against that subsidiary pursuant to the terms of a Guarantee (subject, however, to the prior claims of creditors holding secured indebtedness of any subsidiary with respect to the assets securing that indebtedness). The credit facility is secured by a first priority lien on substantially all of Diamond's assets. In addition, the indenture governing the Notes restricts the amount of indebtedness that subsidiaries are permitted to incur.

Diamond may not be able to comply with certain provisions in the agreements governing its outstanding debt that restrict Diamond's actions and require Diamond to maintain financial ratios.

         The credit facility and the indenture governing the Notes include certain covenants that, among other things, restrict Diamond's ability to:

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

         The credit facility requires Diamond to maintain minimum EBITDA (as defined in the credit facility), calculated monthly, for each 12-month period, ending as of the end of each month, of at least $10.5 million.

         Diamond's ability to comply with the minimum EBITDA requirement and the other provisions of its credit facility may be affected by events beyond its control. Diamond's breach of any of these covenants could result in a default under the credit facility, in which case the lender would, among other things, be entitled to elect to declare all amounts owing under the credit facility, together with accrued interest, to be due and payable. If Diamond were unable to repay these borrowings, the lender could proceed against its collateral. If the indebtedness under the credit facility were accelerated, Diamond cannot assure you that its assets would be sufficient to repay in full that indebtedness and Diamond's other indebtedness, including the Notes.

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

         Upon the occurrence of a change of control, the indenture governing the Notes requires Diamond to make an offer to repurchase all outstanding Notes at a price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase. However, the credit facility prohibits Diamond from repurchasing any Notes, unless and until Diamond has paid the indebtedness under the credit facility in full. Diamond's failure to repurchase the Notes would result in a default under the indenture governing the Notes and the credit facility. Diamond's inability to pay the indebtedness under the credit facility, if accelerated, would also constitute a default under the indenture governing the Notes, which could have adverse consequences to Diamond and to the holders of the Notes. In the event of a change of control, Diamond cannot assure you that it would have sufficient assets to satisfy all of its obligations under the credit facility and the Notes.

Diamond's future expansion may be hindered by its lack of sufficient capital or other factors, which would adversely affect Diamond's continued growth.

         Diamond's continued growth depends to a significant degree on its ability to open new service centers in existing and new markets and to operate these service centers on a profitable basis. In addition, Diamond will require additional distribution centers as it implements its program to expand its service centers to achieve a nationwide presence. Diamond's ability to expand will depend, in part, on business conditions and the availability of qualified managers and service representatives, and sufficient capital. Due to weak industry conditions experienced in 1999, resulting from reduced demand for auto glass services and lower average revenue per installation unit, Diamond was more deliberate with its service center expansion in 2000. Diamond opened seven new service centers in 2000, as compared to an average of 32 new service centers in the four years prior to 2000. Diamond will continue to be deliberate in its service center expansion policy as compared to the average number of service centers opened in the four years prior to 2000. A decline in Diamond's overall financial performance may adversely impact its ability to expand in the future. Diamond expects that the net cash generated from operations, together with borrowings under the credit facility, should enable it to finance the expenditures related to its expansion. However, Diamond cannot assure you that:

          o it will possess sufficient funds to finance the expenditures related to its expansion;

          o         new service centers can be opened on a timely basis;

          o         new service  centers can be operated on a profitable  basis;
                    or that

          o         Diamond will be able to hire, train and integrate employees.

         In the event net cash generated from operations together with working capital reserves and borrowings under the credit facility are insufficient to finance the expenditures related to Diamond's expansion, Diamond might be required to reduce its expansion in the future.

Diamond's operating results are affected by seasonality and weather.

         Weather has historically affected Diamond's sales, net income and EBITDA, with severe weather generating increased sales, net income and EBITDA and mild weather resulting in lower sales, net income and EBITDA. In addition, Diamond's business is somewhat seasonal, with the fourth quarter traditionally its slowest period of activity. Diamond believes these seasonal trends will continue for the foreseeable future. Although Diamond's installation units increased by only 0.7% in fiscal 2000, revenue per installation unit increased an average of 10.7% in 2000. The increase in Diamond's average revenue per installation unit is attributable to the stabilization of price compression and to its sales mix.

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

         Diamond's success is largely dependent upon the abilities and experience of its senior management team, including Kenneth Levine, Richard Rutta, Norman Harris and Michael A. Sumsky. The loss of services of one or more of these senior executives could adversely affect Diamond's results of operations.

Ownership of Diamond is concentrated in Green Equity Investors II, L.P., whose interests may conflict with those of the holders of Notes.

         Green Equity Investors II, L.P., an investment partnership managed by Leonard Green and Partners, L.P. ("LGP"), owns 77.0% of the outstanding shares of Diamond's Common Stock and 80.0% of the outstanding shares of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock. As a result, Green Equity Investors II, L.P. has the power to elect all of the members of Diamond's board of directors, to approve all amendments to Diamond's certificate of incorporation and bylaws and to effect fundamental corporate transactions such as mergers, asset sales and public offerings. Diamond cannot assure you that the interests of Green Equity Investors II, L.P. will not conflict with the interests of the holders of the Notes. See "Security Ownership of Certain Beneficial Owners and Management."

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

         The replacement of windshields entails risk of product liability claims, particularly if the windshields Diamond uses in its business are defective. Diamond is involved in legal proceedings in the ordinary course of its business. Management believes that the amounts which may be awarded or assessed against Diamond in connection with these matters, if any, will not have a material adverse effect on Diamond's financial condition, operating results or liquidity. In addition, management believes that Diamond has appropriate insurance coverage to operate its business.

However, a successful product liability claim (or series of claims) against Diamond in excess of its insurance coverage could have a material adverse affect on Diamond's business, financial condition and results of operations.

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

         The following chart provides information concerning the number and location of Diamond's service centers, all of which are leased:

                        Number of
                        Service                                     Number of
State                   Centers               State              Service Centers
-----                   -------               -----              ---------------

Alabama...........          6              Nebraska..........             1
Arkansas..........          1              New Hampshire.....             5
Colorado..........          5              New Jersey........            10
Connecticut.......          6              New Mexico........             1
Delaware..........          2              New York..........            27
Florida...........         10              North Carolina....             8
Georgia...........          9              Ohio..............            11
Illinois..........          6              Oklahoma..........             2
Indiana...........          7              Pennsylvania......            26
Iowa..............          3              Rhode Island......             1
Kansas............          3              South Carolina....             4
Kentucky..........          3              South Dakota......             1
Louisiana.........          3              Tennessee.........             5
Maine.............          3              Texas.............             6
Maryland..........          8              Utah..............             2
Massachusetts.....          9              Vermont...........             3
Michigan..........          8              Virginia..........            11
Minnesota.........          3              West Virginia.....             4
Mississippi.......          1              Wisconsin.........             5
Missouri..........          3

         Diamond believes that its facilities are adequate for its current needs and that suitable additional distribution centers and service locations will be available to satisfy Diamond's expansion needs.

ITEM 3.  LEGAL PROCEEDINGS AND INSURANCE

         Diamond is involved in legal proceedings in the ordinary course of its business. Management believes that the amounts which may be awarded or assessed against Diamond in connection with these matters, if any, will not have a material adverse effect on Diamond's financial condition, operating results or liquidity. In addition, management believes that Diamond has appropriate insurance coverage to operate its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public market for Diamond's Common Stock or Series A 12% Senior Redeemable Cumulative Preferred Stock.

         At March 30, 2001, there were five holders of record of Diamond's Common Stock and three holders of record of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock.

         Diamond's ability to pay dividends is limited by the credit facility and the Notes. Diamond does not currently intend to pay dividends on its capital stock. Any future determination to pay dividends will be at the discretion of Diamond's Board of Directors and will be dependent upon Diamond's results of operations, capital requirements, financial condition, contractual restrictions and other factors deemed relevant at the time by Diamond's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical and unaudited pro forma condensed financial data as of December 31, 1996, 1997, 1998, 1999 and 2000 and for each of the years then ended has been derived from Diamond's audited financial statements. The report of KPMG LLP, independent auditors, on Diamond's Financial Statements as of December 31, 1999 and 2000, and for each of the years in the three year period ended December 31, 2000, is included elsewhere herein.

         This summary historical and unaudited pro forma condensed financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Diamond's Financial Statements and the related notes thereto appearing elsewhere in this Annual Report.

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                          1996        1997        1998        1999         2000
                                                          ----        ----        ----        -----        ----
                                                                          (dollars in thousands)
Statement of Operating Data:
Sales..................................................   $101,355    $122,005    $149,609     $164,520    $184,015
Cost of sales..........................................     31,423      36,702      43,851       51,456      56,585
Gross profit...........................................     69,932      85,303     105,758      113,064     127,430
Operating expenses.....................................     56,883      74,696      89,764      101,894     111,814

Income from operations.................................     13,049      10,607      15,994       11,170      15,616
Interest income........................................       (109)       (184)       (120)         (31)        (57)
Interest expense.......................................         --          --       8,162       11,054      10,674
Net income before provision for income taxes and.......
     extraordinary item................................     13,158      10,791       7,952          147       4,999
Provision for income taxes.............................         --          --         (37)         138       2,135
Extraordinary loss on extinguishment of debt,
     net of income taxes of $336.......................         --          --          --           --         504
                                                           -------    --------    --------     --------     -------
Net income.............................................     13,158      10,791       7,989            9       2,360
Preferred stock dividends..............................         --          --       3,246        4,800       5,403
                                                           -------    --------    --------     --------     -------
Net income (loss) applicable to common stockholders....    $13,158     $10,791     $ 4,743    $  (4,791)  $  (3,043)
                                                           =======     =======     =======    =========   =========

Pro forma (1):
Historical income before provision for income taxes....    $13,158     $10,791      $7,952
Pro forma provision for income taxes...................      5,263       4,316       3,181
                                                           -------    --------    --------
Pro forma net income...................................    $ 7,895     $ 6,475     $ 4,771
                                                           =======     =======     =======

Other Data:
EBITDA(2)..............................................    $14,948     $18,029     $18,524      $13,796     $18,447
EBITDA margin..........................................      14.8%       14.8%       12.4%         8.4%       10.0%

Non-vehicle capital expenditures.......................    $ 1,616     $ 1,514     $ 1,856      $ 1,892     $ 1,076
Vehicle capital expenditures...........................      3,730         859         673          479         182
                                                           -------    --------    --------     --------     -------
Total capital expenditures.............................      5,346       2,373       2,529        2,371       1,258

Ratio of earnings to fixed charges (excluding
preferred stock dividends) (3).........................                              1.97x        1.01x       1.47x

Service centers operated at period end.................        142         174         206          226         232

Balance Sheet Data (at period end):
Cash and cash equivalents..............................    $ 5,393     $ 6,255       $ 301         $ 94        $ 25
Total assets...........................................     31,494      36,687      90,692       87,519      87,995
Total debt.............................................         --          --     108,500      107,500     100,500
Redeemable cumulative preferred stock..................         --          --      38,246       43,046      48,449
Stockholders' equity (deficit) ........................     24,294      23,285     (73,441)     (78,232)    (81,275)

(1) Prior to March 31, 1998, Diamond consisted of S corporations and, accordingly, federal and state income taxes were generally paid at the stockholder level only. Upon consummation of the Recapitalization (as defined under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation"), Diamond eliminated its S corporation status and, accordingly, is subject to federal and state income taxes.

(2) EBITDA represents income before income taxes and extraordinary item, interest expense, depreciation and amortization expense and non-recurring executive compensation expense in 1997 of $5 million. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.

(3) Ratio of earnings to fixed charges equals pre-tax income plus interest expense divided by interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Diamond is a leading provider of automotive glass replacement and repair services in the Northeast, Mid-Atlantic, Midwest, Southeast and Southwest regions of the United States. At December 31, 2000, Diamond operated a network of 232 automotive glass service centers, approximately 1,069 mobile installation vehicles and four distribution centers in 39 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales and EBITDA for the year ended December 31, 2000 were $184.0 million and $18.4 million, respectively.

         Diamond  believes  that,  due to its  sole  focus on  automotive  glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond's low cost structure enables it to serve all markets of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing and rental car companies, car dealers, body shops and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. Diamond's 2000 sales to individual consumers, commercial customers and insurance customers represented approximately 26.9%, 40.0% and 33.1% of total sales, respectively. While the two largest participants in the industry primarily focus on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufacture automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

Recapitalization

         On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things: (1) Diamond declared and paid a dividend of 3,500 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock (equal to 10.0% of the Series A 12% Senior Redeemable Cumulative Preferred Stock outstanding after the Recapitalization, as defined below) to each of Kenneth Levine and Richard Rutta;
(2)  Kenneth  Levine  and  Richard  Rutta  transferred  all  of the  issued  and outstanding shares of each of the affiliated entities to Diamond in consideration for which Diamond issued 6,950,000 shares of Common Stock to Kenneth Levine and Richard Rutta; (3) each of the affiliated entities merged with and into Diamond; (4) Green Equity Investors II, L.P. purchased: (A) 770,000 shares of Common Stock, equal to 77.0% of the Common Stock outstanding after the Recapitalization, for aggregate consideration equal to $15.4 million, and (B) 28,000 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock, equal to 80.0% of the Preferred Stock outstanding following the Recapitalization, for an aggregate consideration of $28.0 million; (5) Norman Harris and Michael A. Sumsky purchased an aggregate of 30,000 shares of Common Stock, equal to 3.0% of the Common Stock outstanding after the Recapitalization, for aggregate consideration of $600,000; and (6) Diamond redeemed from Kenneth Levine and Richard Rutta all of the Common Stock owned by them (other than 100,000 shares owned by each of them) for approximately $150.7 million in cash, which resulted in each of Kenneth Levine and Richard Rutta owning 10.0% of the Common Stock outstanding after the Recapitalization. These transactions were consummated on March 31, 1998, and together constitute the "Recapitalization." Concurrently with the Recapitalization, Diamond issued the Notes and entered into a credit facility with a syndicate of financial institutions, under which Diamond borrowed $12.5 million in connection with the Recapitalization.

Results of Operations

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Financial Statements of Diamond and the notes thereto included elsewhere in this Annual Report.

         The  following  table  summarizes   Diamond's   historical  results  of
operations and historical results of operations as a percentage of sales for the years ended December 31, 1998, 1999 and 2000.


                                                                        Years Ended December 31,
                                                       --------------------------------------------------
                                                             1998              1999              2000
                                                       ----------------    -------------    --------------
                                                       $         %         $        %       $        %
                                                       ------    ------    -----   -----    -----    -----
                                                                     (dollars in millions)
      Sales.......................................      149.6     100.0    164.5   100.0    184.0    100.0
      Cost of Sales...............................       43.8      29.3     51.4    31.2     56.6     30.8
                                                       -------   -------  ------   -----    -----    -----

      Gross Profit................................      105.8      70.7    113.1    68.8    127.4     69.2
      Operating Expenses..........................       89.8      60.0    101.9    61.9    111.8     60.8
                                                       -------   -------  ------   -----    -----    -----
      Income from Operations......................       16.0      10.7     11.2     6.8     15.6      8.4

      Interest Income.............................      (0.1)       0.1      0.0     0.0    (0.1)      0.1
      Interest Expense............................        8.1       5.4     11.0     6.7     10.7      5.8
                                                       -------   -------  ------   -----    -----    -----
                                                          8.0       5.3     11.0     6.7     10.6      5.7
                                                       -------   -------  ------   -----    -----    -----
      Income before Provision for Income Taxes....
           and Extraordinary Item.................        8.0       5.3      0.2     0.1      5.0      2.7
      Provision for Income Taxes..................        0.0       0.0      0.2     0.1      2.1      1.1
      Extraordinary Loss on Debt Extinguishment,
           Net of Income Taxes of $0.3............        0.0       0.0      0.0     0.0      0.5      0.3
                                                       -------   -------  ------   -----    -----    -----
      Net Income..................................        8.0       5.3      0.0     0.0      2.4      1.3
                                                       =======   =======  ======   =====    =====    =====

      EBITDA (1)..................................       18.5      12.4     13.8     8.4     18.4     10.0

(1) EBITDA represents income before taxes and extraordinary item, interest expense, depreciation and amortization. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Sales. Sales for 2000 increased by $19.5 million, or 11.9%, to $184.0 million from $164.5 million for 1999. This increase was primarily due to an increase in sales at service centers opened in 1998 and 1999. Although installation units increased only 0.7%, revenue per installation unit increased an average of 10.7%. The increase in Diamond's average revenue per installation unit is attributable to stabilization of price compression and to its sales mix.

         Gross Profit. Gross profit for 2000 increased by $14.3 million, or 12.6%, to $127.4 million from $113.1 million for 1999. Gross margin increased as a percentage of sales to 69.2% for 2000 from 68.8% for 1999. The increase in gross margin was primarily due to the increased level of sales and average revenue per installation unit in 2000.

         Operating Expenses. Operating expenses for 2000 increased by $9.9 million, or 9.7%, to $111.8 million from $101.9 million for 1999. Operating expenses decreased as a percentage of sales to 60.8% for 2000 from 61.9% for 1999. The increase in operating expenses during 2000 was primarily due to an increase in wage expense caused by certain wage rate pressures, including increased medical insurance and workers compensation insurance costs, primarily at the service center level. The increase in aggregate operating expenses was also due to an increase in vehicle related expenses versus the prior year, resulting mainly from higher fuel costs due to rising gas prices. The decrease in operating expenses as a percentage of sales is attributable to an increase in average revenue per installation unit.

         Depreciation and amortization expense for 2000 increased by $0.2 million, or 7.7%, to $2.8 million from $2.6 million for 1999. This increase is primarily attributable to a $0.3 million increase in amortization and depreciation expense related to certain sales, billing and financial systems software and computer hardware.

This increase in expense was partially offset by a $0.1 million decrease in depreciation expense due to the inception of a master fleet leasing program during 1997 for the lease of mobile installation and distribution service vehicles.

         Income from Operations. Income from operations for 2000 increased by $4.4 million, or 39.3%, to $15.6 million from $11.2 million for 1999. This increase was primarily due to the increase in average revenue per installation unit and was partially offset by an increase in operating expenses as discussed above.

         Interest Expense. Interest expense for 2000 decreased by $0.3 million, or 2.7%, to $10.7 million from $11.0 million for 1999. The decrease was due to a reduction in outstanding borrowings under the credit facility during 2000.

         Net Income. Diamond recorded $2.4 million of net income in 2000 compared to a minimal amount of net income in 1999. Net income as a percentage of sales increased to 1.3% for 2000 from 0.0% for 1999. The increase in net income and net income margin during 2000 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses and in the provision for income taxes.

         EBITDA. EBITDA for 2000 increased by $4.6 million, or 33.3%, to $18.4 million from $13.8 million for 1999. EBITDA as a percentage of sales increased to 10.0% for 2000 from 8.4% for 1999. The increase in EBITDA and EBITDA margin during 2000 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses as discussed above.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Sales. Sales for 1999 increased by $14.9 million, or 10.0%, to $164.5 million from $149.6 million for 1998. This increase was primarily due to an increase in sales at service centers opened in 1998 and 1999. Although installation units increased 18.4%, primarily reflecting the continued maturation of Diamond's service centers and increased installation productivity, revenue per installation unit decreased an average of 6%. The decrease in Diamond's average revenue per installation unit was primarily attributable to weaker industry demand for glass replacement services, due primarily to milder weather conditions, which resulted in price compression throughout the industry.

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

         Operating Expenses. Operating expenses for 1999 increased by $12.1 million, or 13.5%, to $101.9 million from $89.8 million for 1998. Operating expenses increased as a percentage of sales to 61.9% for 1999 from 60.0% for 1998. The increase in operating expenses during 1999 was primarily due to an increase in expenses related to the continued expansion of Diamond's service and distribution center network which resulted in an increase in service and distribution center payroll and other operating expenses, such as vehicle operating leases and rent. The increase in operating expenses as a percentage of sales is attributable to a decrease in average revenue per installation unit which was partially offset by an average decrease of 4% in operating expense per installation unit due to the leveraging of certain service center, corporate and administrative expenses. In addition, operating expenses in 1999 included a full year of costs related to senior management salaries and the management fees paid to LGP compared to the inclusion of nine months of these costs in 1998 following the consummation of the Recapitalization.

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

         Income from Operations. Income from operations for 1999 decreased by $4.8 million, or 30.0%, to $11.2 million from $16.0 million for 1998. This decrease was primarily due to the decline in average revenue per installation unit discussed above that was partially offset by a decrease in glass product costs, an increase in installation productivity and the leveraging of certain service center, corporate and administrative expenses.

         Interest Expense. Interest expense for 1999 increased by $2.9 million, or 35.8%, to $11.0 million from $8.1 million for 1998. In 1999, Diamond incurred a full year of interest expense compared to the inclusion of nine months of interest expense in 1998 following the consummation of the Recapitalization.

         Net Income. Diamond recorded a minimal amount of net income in 1999 compared to $8.0 million of net income in 1998. Net income as a percentage of sales decreased to 0.0% for 1999 from 5.3% for 1998. The decrease in net income and net income margin during 1999 was primarily due to the adverse impact of lower average revenue per installation unit that was partially offset by a decrease in glass product costs, an increase in installation productivity and the leveraging of certain service center, corporate and administrative expenses.

         EBITDA. EBITDA for 1999 decreased by $4.7 million, or 25.4%, to $13.8 million from $18.5 million for 1998. EBITDA as a percentage of sales decreased to 8.4% for 1999 from 12.4% for 1998. The decrease in EBITDA and EBITDA margin during 1999 was primarily due to the adverse impact of lower average revenue per installation unit that was partially offset by a decrease in glass product costs, an increase in installation productivity and the leveraging of certain service center, corporate and administrative expenses.

Liquidity and Capital Resources

         Diamond's need for liquidity will arise primarily from interest payable on the Notes, the credit facility and the funding of Diamond's capital expenditures and working capital requirements. There are no mandatory principal payments on the Notes prior to their maturity on April 1, 2008 and, except to the extent that the amount outstanding under the credit facility exceeds the borrowing base, no required payments of principal on the credit facility prior to its expiration on March 27, 2004.

         Net Cash Provided by Operating Activities. Net cash provided by operating activities for 2000 increased $5.2 million to $8.5 million from $3.3 million for 1999. The increase in cash provided by operating activities for 2000 was due to an increase in Diamond's net earnings and a $4.0 million increase in accounts payable which was partially offset by a $3.4 million increase in accounts receivable and a $2.0 million increase in inventory. Net cash provided by operating activities for 1999 decreased $1.9 million to $3.3 million from $5.2 million for 1998. The decrease in cash provided by operating activities for 1999 was due to a decrease in Diamond's net earnings, a $1.4 million increase in inventory and a $1.6 million decrease in accounts payable which was offset by a $1.9 million decrease in accounts receivable.

         Net Cash Provided by/Used in Investing Activities. Net cash used in investing activities for 2000 decreased $1.1 million to $1.2 million used from $2.3 million used in investing activities for 1999. Net cash used in investing activities for 1999 decreased $2.8 million to $2.3 million used from $0.5 million provided by investing activities for 1998. The primary reason for these variances was a decrease in capital expenditures in 2000 and the elimination in 1998 of a due from related company of $2.9 million in connection with the Recapitalization.

         Net Cash Used in Financing Activities. Net cash used in financing activities for 2000 increased $6.1 million to $7.3 million from $1.2 million for 1999. The reason for this variance was the increase in credit facility payments over proceeds from $1.0 million in 1999 to $7.0 million in 2000. The net cash used in financing activities for 1999 decreased $10.4 million to $1.2 million from $11.6 million for 1998. The reason for this variance was the Recapitalization, in which $97.0 million was received from the issuance of the Notes, $12.5 million from a credit facility with a syndicate of financial institutions, $28.0 million from the sale of preferred stock to Green Equity Investors II, L.P. and $16.0 million from the sale of common stock to Green Equity Investors II, L.P., Norman Harris and Michael A. Sumsky. This was offset by distributions to stockholders of $4.6 million, the repurchase of common stock for $150.7 million and deferred loan costs of $5.8 million principally resulting from the issuance of the Notes. In addition, Diamond repaid $4.0 million of the $12.5 million borrowed under this credit facility during 1998 in connection with the Recapitalization.

         Capital Expenditures. Net capital expenditures were $1.3 million for 2000 as compared to $2.4 million for 1999 and $2.5 million for 1998. Excluding vehicle capital expenditures, capital expenditures were $1.1 million for 2000 as compared to $1.9 million for 1999 and $1.8 million for 1998. Capital expenditures in 2000 were made primarily to fund the continued upgrade of Diamond's management information systems. The most significant capital expenditures contemplated over the next five years will be for the continued enhancement and maintenance of Diamond's management information systems and the continuation of Diamond's expansion program. It is anticipated that Diamond will annually incur approximately $3.0 to $3.5 million in capital expenditures primarily to expand its management information systems with the remaining portion used to expand its service and distribution center network.

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

Inflation

         Diamond believes that inflation has not had a material impact on its results of operations for 1998, 1999 or 2000.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Diamond is subject to potential market risk exposure derived from its practice of purchasing automotive replacement glass ("ARG") windshields from the People's Republic of China. On February 28, 2001, several U.S. glass manufacturers petitioned the Federal Trade Commission (the "FTC") requesting the imposition of Antidumping Duties on imports of ARG windshields from the People's Republic of China. Diamond's purchasing process utilizes a broad vendor base. The majority of the Diamond's annual windshield purchases are from sources not located in the People's Republic of China, with which already-established flexible purchasing terms exist. Management believes that it is premature to assess the potential impact of the FTC's ongoing investigation on Diamond. Diamond has no other material exposure to market risk.

ITEM 8.  FINANCIAL STATEMENTS

         The following financial statements of Diamond, together with the report of the independent auditors thereon, are presented on pages F-1 through F-19 hereof as set forth below:

                          Index to Financial Statements

                                                                           Page
                                                                           ----

Independent Auditors' Report............................................    F-2

Balance Sheets, December 31, 2000 and 1999..............................    F-3

Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998........................................    F-5

Statements of Stockholders' Equity (Deficit) for the
Years Ended December 31, 2000, 1999 and 1998............................    F-6

Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998........................................    F-7

Notes to Financial Statements...........................................    F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning Diamond's directors and executive officers:

       Name                             Age      Position
       ----                             ---      --------
Kenneth Levine ......................   47       Co-Chairman of the Board,
                                                 Co-Chief Executive Officer and
                                                 Director

Richard Rutta  ......................   44       Co-Chairman of the Board,
                                                 Co-Chief Executive Officer and
                                                 Director

Norman Harris  ......................   46       President

Michael A. Sumsky....................   42       Executive Vice President, Chief
                                                 Financial Officer and General
                                                 Counsel
Gregory J. Annick....................   37       Director

John G. Danhakl  ....................   45       Director

Jonathan D. Sokoloff.................   43       Director

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

         John G. Danhakl has been a Director of Diamond since March 1998. Mr. Danhakl has been an executive officer of LGP since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ( "DLJ ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated ( "Drexel "). Mr. Danhakl is also a director of Twinlab Corporation, The Arden Group, Inc. and several private companies.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

         Summary Compensation Table. The following table provides information about the compensation paid by Diamond to its Co-Chief Executive Officers and its two other executive officers during the fiscal years ended December 31, 1998, 1999 and 2000. The Co-Chief Executive Officers and the two other executive officers of Diamond are collectively referred to as the "Named Executive Officers."

--------------------------------------------------------------------------------------------------------------------------
                                                                                           Long-Term
                                                                                         Compensation
                                                      Annual Compensation                   Awards
                                          --------------------------------------------   --------------
                                                                          Other           Securities           All
                                                                         Annual           Underlying          Other
   Name and Principal Position            Salary ($)                  Compensation         Options/        Compensation
                                  Year                 Bonus ($)           ($)             SARs (#)            ($)
--------------------------------------------------------------------------------------------------------------------------
Kenneth Levine                   2000     $300,000         -                -                  -            $3,168 (2)
     Co-Chairman of the Board    1999     $300,000         -                -                  -            $3,168 (2)
and Co-Chief Executive Officer   1998     $249,331    $85,386 (1)           -                  -            $3,168 (2)
--------------------------------------------------------------------------------------------------------------------------
Richard Rutta                    2000     $300,000         -                -                  -            $3,168 (2)
     Co-Chairman of the Board    1999     $300,000         -                -                  -            $3,168 (2)
and Co-Chief Executive Officer   1998     $249,331    $85,386 (1)           -                  -            $3,168 (2)
--------------------------------------------------------------------------------------------------------------------------
Norman Harris                    2000     $275,000     $100,000 (1)         -                  -            $3,168 (2)
     President                   1999     $275,000         -                -                  -            $3,168 (2)
                                 1998     $256,962    $70,016 (1)           -                 450           $3,168 (2)
--------------------------------------------------------------------------------------------------------------------------
Michael A. Sumsky                2000     $250,000     $100,000 (1)         -                  -            $2,711 (2)
     Executive Vice President,   1999     $250,000         -                -                  -            $2,711 (2)
Chief Financial Officer and      1998     $221,893    $70,016 (1)           -                 450           $2,324 (2)
General Counsel
--------------------------------------------------------------------------------------------------------------------------

------------------
      (1) This bonus was earned in the year indicated, but paid in the immediately subsequent year.

      (2) Represents Diamond's net contribution on behalf of the Named Executive Officer to Diamond's 401(k) Profit Sharing Plan.

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table provides information regarding the exercise price of stock options during the fiscal year ended December 31, 2000 for each of Diamond's Named Executive Officers and the year-end value of unexercised options held by the Named Executive Officers.

----------------------------------------------------------------------------------------------------------------------
                                                                         Number of Securities   Value of Unexercised
                                                                              Underlying            In-the-Money
                                                                              Unexercised          Options/SARs at
                                                                            Options/SARs at      Fiscal Year-End ($)
                           Shares Acquired on                             Fiscal Year-End (#)       Exercisable/
          Name                Exercise (#)         Value Realized ($)        Exercisable/           Unexercisable
                                                                             Unexercisable
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Kenneth Levine                     N/A                    N/A                     N/A                    N/A
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Richard Rutta                      N/A                    N/A                     N/A                    N/A
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Norman Harris                       -                      -                     0/450                   0/0
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Michael A. Sumsky                   -                      -                     0/450                   0/0
----------------------------------------------------------------------------------------------------------------------

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

Stock Option Plan

         In September 1998, Diamond's Board of Directors and stockholders approved and adopted the Diamond Triumph Auto Glass, Inc. 1998 Management Stock Option Plan (the "1998 Plan"). The purpose of the 1998 Plan is to provide key employees of Diamond and its subsidiaries with an incentive to remain in the service of Diamond or its subsidiaries, to enhance Diamond's long-term performance and to afford key employees the opportunity to acquire a proprietary interest in Diamond. Currently, the 1998 Plan is administered by Diamond's Board of Directors. An aggregate of 30,000 shares of Common Stock are authorized for issuance under the 1998 Plan. As of December 31, 2000, the Board of Directors had granted options to purchase a total of 28,425 shares of Common Stock under the 1998 Plan. These options vest in five equal annual installments, commencing on the first anniversary of the date of grant. Vested options may not be exercised until the earlier of: (1) 90 days after Diamond's Common Stock has become publicly traded and (2) 91 days prior to the tenth anniversary of the date of grant. The 1998 Plan expires in September 2008.

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

         The employment agreements with Messrs. Harris and Sumsky as discussed above will cease on March 31, 2001. From that date onward employment between the Company and Messrs. Harris and Sumsky becomes at-will for both parties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following  table  provides  information  regarding  the  beneficial ownership of Diamond's Common Stock and Series A 12% Senior Redeemable Cumulative Preferred Stock (referred to in the table as the "Series A Preferred Stock"), as of March 30, 2001, by (1) each person known by Diamond to be the beneficial owner of more than 5% of the Common Stock, (2) each director, (3) Diamond's Named Executive Officers, and (4) all of Diamond's executive officers and directors as a group. Except as indicated in the footnotes to this table, Diamond believes that the persons named in this table have sole voting and investment power with respect to all of the shares of Common Stock and Series A 12% Senior Redeemable Cumulative Preferred Stock indicated.

      -------------------------------------- --------------------------------- ---------------------------------------
                                                       Common Stock                   Series A Preferred Stock
                                                    Beneficially Owned                   Beneficially Owned
      -------------------------------------- --------------- ----------------- ------------------- -------------------
                                               Number of      Percentage of        Number of         Percentage of
                      Name                       Shares           Class              Shares              Class
      -------------------------------------- --------------- ----------------- ------------------- -------------------
      Green Equity Investors II, L.P. (1)         770,000           77.0%              28,000              80.0%
      -------------------------------------- -------------   ----------------- ------------------- -------------------
      Gregory J. Annick (1)(2)                    770,000           77.0%              28,000              80.0%
      -------------------------------------- -------------   ---------------   ------------------- -------------------
      John G. Danhakl (1)(2)                      770,000           77.0%              28,000              80.0%
      -------------------------------------- -------------   ---------------   ------------------- -------------------
      Jonathan D. Sokoloff (1)(2)                 770,000           77.0%              28,000              80.0%
      -------------------------------------- -------------   ---------------   ------------------- -------------------
      Kenneth Levine                              100,000           10.0%               3,500              10.0%
      -------------------------------------- -------------   ---------------   ------------------- -------------------
      Richard Rutta                               100,000           10.0%               3,500              10.0%
      -------------------------------------- -------------   ---------------   ------------------- -------------------
      Norman Harris                                15,000            1.5%                   -
      -------------------------------------- -------------   ---------------   ------------------- -------------------
      Michael Sumsky                               15,000            1.5%                   -
      -------------------------------------- -------------   ---------------   ------------------- -------------------
      All directors and executive officers      1,000,000          100.0%              35,000            100.00%
      as a group
      (7 persons)(3)
      -------------------------------------- -------------   ---------------   ------------------- -------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED RECAPITALIZATION

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

Lease

         Kenneth Levine and Richard Rutta are the sole partners of a partnership which leases to Diamond, on an arm's length basis, Diamond's headquarters and distribution facility in Kingston, Pennsylvania and 18 service center locations. Following the Recapitalization, at Diamond's request, Kenneth Levine and Richard Rutta caused the partnership to renew or extend the leases on the facilities through December 31, 2010, on terms substantially similar to those applicable to those facilities on January 15, 1998, provided that the monthly rental amounts increase 4.0% each calendar year beginning January 1, 1999. Rental payments to the partnership for the facilities aggregated $510,000, $530,000 and $551,000 in 1998, 1999 and 2000, respectively.

Stockholders Agreement

         On March 31, 1998, Green Equity Investors II, L.P., Kenneth Levine, Richard Rutta and Diamond entered into a Stockholders Agreement. The Stockholders Agreement generally restricts the transferability of shares of Common Stock held by Kenneth Levine and Richard Rutta. The Stockholders Agreement also establishes a right of first refusal in favor of Green Equity Investors II, L.P. or Diamond in the event Kenneth Levine or Richard Rutta seek to transfer any of their shares of Common Stock to a third party pursuant to a bona fide offer. In addition, Green Equity Investors II, L.P. has certain "drag-along" rights and certain sales of Common Stock by Green Equity Investors II, L.P. are subject to "tag-along" rights of Kenneth Levine and Richard Rutta to participate in those sales. The Stockholders Agreement also grants demand registration rights to Green Equity Investors II, L.P. and piggyback registration rights to Green Equity Investors II, L.P., Kenneth Levine and Richard Rutta.

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

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)    Financial Statements

     (1) All financial statements of Diamond for the year ended December 31, 2000 are filed herewith. See Item 8 of this Annual Report for a list of such financial statements.

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

     10.9 (1) Non-Competition Agreement, dated March 31, 1998, between Richard Rutta and Diamond Triumph Auto Glass, Inc.

     10.10 (1)    Management  Services  Agreement,  dated as of March 31,  1998, between Diamond  Triumph Auto Glass,  Inc. and Leonard Green &
                  Partners, L.P.

     10.11 (2)    Finance  Agreement,  dated  March 27,  2000,  between  The CIT
                  Business  Group/Business Credit, Inc. and Diamond Triumph Auto
                  Glass, Inc.

     10.12 (1)    Diamond Triumph Auto Glass,  Inc. 1998 Management Stock Option
                  Plan.

---------------------------
     (1) Incorporated by reference to Diamond's Registration Statement on Form S-4 filed with the SEC on March 30, 2000.

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

Dated: March 30, 2001


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                  Title(s)                    Date
         ---------                  --------                    ----
 /s/ Kenneth Levine                 Co-Chairman of the Board,    March 30, 2001
-------------------------------     Co-Chief
         Kenneth Levine             Executive Officer and
                                    Director

  /s/ Richard Rutta                 Co-Chairman of the Board,    March 30, 2001
-------------------------------     Co-Chief
         Richard Rutta              Executive Officer and
                                    Director

 /s/ Michael A. Sumsky              Executive Vice President,    March 30, 2001
-------------------------------     Chief Financial Officer
         Michael A. Sumsky          and General Counsel


/s/ Norman Harris
-------------------------------     President                    March 30, 2001
         Norman Harris

/s/ Gregory J. Annick               Director                     March 30, 2001
-------------------------------
         Gregory J. Annick

/s/ John G. Danhakl                  Director                     March 30, 2001
-------------------------------
         John G. Danhakl

/s/  Jonathan D. Sokoloff            Director                     March 30, 2001
-------------------------------
         Jonathan D. Sokoloff

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

         The registrant has not sent an annual report or proxy material to its security holders.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report.............................................    F-2

Balance Sheets, December 31, 2000 and 1999...............................    F-3

Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998.........................................    F-5

Statements of Stockholders' Equity (Deficit) for the
Years Ended December 31, 2000, 1999 and 1998.............................    F-6

Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998.........................................    F-7

Notes to Financial Statements............................................    F-8

                          Independent Auditors' Report



The Board of Directors
Diamond Triumph Auto Glass, Inc.:


         We have audited the accompanying balance sheets of Diamond Triumph Auto Glass, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Triumph Auto Glass, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





/s/ KPMG LLP
Allentown, Pennsylvania
February 22, 2001

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                                 Balance Sheets

                           December 31, 2000 and 1999

                 (Dollars in Thousands except per share amounts)


                                      Assets                                          2000        1999
                                                                                   ----------   ---------
Current assets:
          Cash and cash equivalents                                                $     25          94
          Accounts receivable, less allowance for doubtful accounts
                    of $462 and $956 for 2000 and 1999 respectively                  13,977      10,895
          Other receivables                                                             373         189
          Inventories                                                                14,581      12,620
          Prepaid expenses                                                            1,084         962
          Deferred income taxes                                                       3,285       3,081
                                                                                   --------    --------
                                        Total current assets                         33,325      27,841
                                                                                   --------    --------
Equipment and leasehold improvements:
          Vehicles                                                                    9,632      10,289
          Computers and office equipment                                              3,274       3,173
          Computer software                                                           4,277       3,901
          Other equipment                                                               563         524
          Leasehold improvements                                                        319         140
                                                                                   --------    --------
                                                                                     18,065      18,027
          Accumulated depreciation and amortization                                 (11,911)    (10,334)
                                                                                   --------    --------
                                        Net equipment and leasehold improvements      6,154       7,693

Unamortized deferred loan costs and senior notes discount, net                        6,073       7,502
Deferred income taxes                                                                42,039      44,082
Other assets                                                                            404         401
                                                                                   --------    --------
Total assets                                                                       $ 87,995      87,519
                                                                                   ========    ========

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                                 Balance Sheets

                           December 31, 2000 and 1999

                 (Dollars in Thousands except per share amounts)

                 Liabilities and Stockholders' Equity (Deficit)                   2000         1999
                                                                               ----------    ---------
Current liabilities:
           Accounts payable                                                     $  11,952        7,950
           Accrued expenses
                     Payroll and related items                                      4,246        3,314
                     Accrued interest                                               2,329        2,363
                     Accrued income taxes                                           1,322        1,216
                     Other                                                            492          362
                                                                                ---------    ---------
                               Total accrued expenses                               8,169        7,255
                                                                                ---------    ---------
                                         Total current liabilities                 20,321       15,205
                                                                                ---------    ---------
Long-term debt:
           Credit facility                                                            500        7,500
           Senior notes                                                           100,000      100,000
                                                                                ---------    ---------
                     Total long-term debt                                         100,500      107,500
                                                                                ---------    ---------
                                         Total liabilities                        120,821      122,705
                                                                                ---------    ---------
Series     A 12% senior redeemable  cumulative preferred stock - par value $0.01 per share;  authorized 100,000 shares;  issued and outstanding 35,000
           in 2000 and 1999, at liquidation preference value                       48,449       43,046
                                                                                ---------    ---------
Stockholders' equity (deficit):
           Common stock, 2000 and 1999- par value $0.01
                     per share; authorized 1,100,000 shares; issued
                     and outstanding 1,000,000 shares                                  10           10
           Additional paid-in capital                                              47,344       52,747
           Retained earnings (accumulated deficit)                               (128,629)    (130,989)
                                                                                ---------    ---------
                                         Total stockholders' equity (deficit)     (81,275)     (78,232)
                                                                                ---------    ---------
Total liabilities and stockholders' equity (deficit)                            $  87,995       87,519
                                                                                =========    =========

See accompanying notes to financial statements.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                            Statements of Operations

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)

                                                                    2000               1999               1998
                                                            ------------------- ------------------ ------------------
Net sales                                                 $         184,015            164,520            149,609
Cost of sales                                                        56,585             51,456             43,851
                                                            ------------------- ------------------ ------------------
           Gross profit                                             127,430            113,064            105,758
                                                            ------------------- ------------------ ------------------
Operating expenses:
   Payroll                                                           67,786             61,434             54,377
   Advertising and promotional                                       11,027             10,349              9,499
   Other operating expenses                                          30,227             27,516             23,478
   Depreciation and amortization                                      2,774              2,595              2,410
                                                            ------------------- ------------------ ------------------
                                                                    111,814            101,894             89,764
                                                            ------------------- ------------------ ------------------
           Income from operations                                    15,616             11,170             15,994

Other (income) expense:
   Interest income                                                      (57)               (31)              (120)
   Interest expense                                                  10,674             11,054              8,162
                                                            ------------------- ------------------ ------------------
                                                                     10,617             11,023              8,042
                                                            ------------------- ------------------ ------------------
           Income before provision for income taxes and
                extraordinary item                                    4,999                147              7,952
Provision for income taxes                                            2,135                138                (37)
                                                            ------------------- ------------------ ------------------
           Net income before extraordinary item                       2,864                  9              7,989
           Extraordinary loss on extinguishment of debt,
              net of income taxes of $336                               504                --                 --
                                                            ------------------- ------------------ ------------------
           Net Income                                                 2,360                  9              7,989
                                                            ------------------- ------------------ ------------------
Preferred stock dividends                                             5,403              4,800              3,246
                                                            ------------------- ------------------ ------------------
Net (loss) income applicable to common stockholders       $          (3,043)            (4,791)             4,743
                                                            =================== ================== ==================

   Historical income before provision for income taxes                                           $          7,952
   Pro forma provision for taxes                                                                            3,181
                                                                                                   ------------------
   Pro forma net income                                                                                     4,771
   Preferred stock dividends                                                                                3,246
                                                                                                   ------------------
   Pro forma net income applicable to common stockholders                                        $          1,525
                                                                                                   ==================

See accompanying notes to financial statements.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                  Statements of Stockholders' Equity (Deficit)

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)

                                                                                            Retained
                                                  Common stock            Additional        earnings
                                                                            paid-in       (accumulated
                                              Shares           Amount       capital         deficit)           Total
                                         ------------------ ------------ -------------- ----------------- --------------
Balance, December 31, 1997                        2,300             4           --             23,281           23,285

Net income                                         --            --             --              7,989            7,989

Distributions to stockholders                      --            --             --            (11,597)         (11,597)

Reclassification of common stock                698,500             6           --                 (6)            --

Common stock issued as stock
   purchase shares                            6,950,000            69           --                (69)            --

Sale of common stock                            800,000             8         15,992             --             16,000

Redemption of stockholders'
   common stock and
   recapitalization followed by
   cancellation of treasury stock
   including income tax effects              (7,450,800)          (77)        44,801         (150,596)        (105,872)

Preferred stock dividends                          --            --           (3,246)            --             (3,246)
                                             ----------    ----------     ----------       ----------       ----------
Balance, December 31, 1998                    1,000,000            10         57,547         (130,998)         (73,441)

Net income                                         --            --             --                  9                9

Preferred stock dividends                          --            --           (4,800)            --             (4,800)
                                             ----------    ----------     ----------       ----------       ----------
Balance, December 31, 1999                    1,000,000    $       10         52,747         (130,989)         (78,232)

Net income                                         --            --             --              2,360            2,360

Preferred stock dividends                          --            --           (5,403)            --             (5,403)
                                             ----------    ----------     ----------       ----------       ----------
Balance, December 31, 2000                    1,000,000    $       10         47,344         (128,629)         (81,275)
                                             ==========    ==========     ==========       ==========       ==========

See accompanying notes to financial statements.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)

                                                                                              2000            1999           1998
                                                                                             --------       --------        -------
Cash flows from operating activities:
   Net income                                                                                $  2,360              9          7,989
                                                                                             --------       --------        -------
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
        Depreciation and other amortization                                                     2,774          2,595          2,410
        Amortization of deferred loan costs and senior notes discount                             920            882            661
        Extraordinary loss on extinguishment of debt, excluding income taxes                      840           --             --
        Provision for doubtful accounts                                                           101          1,341          1,063
        (Gain) on sale of fixed assets                                                            (32)           (32)           (40)
        Changes in assets and liabilities:
           (Increase) decrease in accounts and other receivables                               (3,367)         1,912         (5,586)
           (Increase) in inventories                                                           (1,961)        (1,356)        (3,027)
           (Increase) decrease in prepaid expenses                                               (122)          (121)           363
           Increase (decrease) in accounts payable                                              4,002         (1,635)         3,655
           Increase (decrease) in accrued expenses                                              1,114           (546)        (2,339)
           Increase in deferred income taxes                                                    1,839            282             25
                                                                                             --------       --------       --------
           Total adjustments                                                                    6,108          3,322         (2,815)
                                                                                             --------       --------       --------
           Net cash provided by operating activities                                            8,468          3,331          5,174
                                                                                             --------       --------       --------
Cash flows from investing activities:
   Capital expenditures                                                                        (1,258)        (2,371)        (2,529)
   Proceeds from sale of equipment                                                                 55             92            186
   (Increase) decrease in other assets                                                             (3)           (27)           (69)
   Due from (to) related company                                                                 --             --            2,866
                                                                                             --------       --------       --------
           Net cash (used in) provided by investing activities                                 (1,206)        (2,306)           454
                                                                                             --------       --------       --------
Cash flows from financing activities:
   Net proceeds from issuance of senior notes                                                    --             --           97,000
   Net proceeds from credit facility                                                           12,750         26,000         18,500
   Proceeds from issuance of preferred stock                                                     --             --           28,000
   Distributions to stockholders, net                                                            --             --           (4,597)
   Payments on bank facility                                                                  (19,750)       (27,000)       (10,000)
   Issuance of common stock                                                                      --             --           16,000
   Deferred loan costs                                                                           (331)          (232)        (5,813)
   Repurchase of common stock                                                                    --             --         (150,672)
                                                                                             --------       --------       --------
           Net cash used in financing activities                                               (7,331)        (1,232)       (11,582)

           Net (decrease) in cash and cash equivalents                                            (69)          (207)        (5,954)

Cash and cash equivalents, beginning of year                                                       94            301          6,255
                                                                                             --------       --------       --------
Cash and cash equivalents, end of year                                                       $     25             94            301
                                                                                             ========       ========       ========

See accompanying notes to financial statements.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)

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

        The Company, Kenneth Levine and Richard Rutta (together, the "Company Principals"), Green Equity Investors II, L.P. ("GEI"), and certain affiliated entities of the Company (the "Affiliated Companies") entered into a Second Amended and Restated Stock Purchase and Sale Agreement, dated as of January 15, 1998 and which was consummated on March 31, 1998, pursuant to which, among other things, (a) the Company declared and paid a dividend of 3,500 shares ($3,500) of Preferred Stock (as defined in Note 5), to each of the Company Principals, equal to 10.0% of the Preferred Stock to be outstanding following the Recapitalization (as hereinafter defined); (b) the Company Principals transferred all of the issued and outstanding shares of each of the Affiliated Companies to Diamond and as consideration for such transfers Diamond issued 6,950,000 shares of Common Stock (the "Stock Purchase Shares") to the Company Principals; (c) certain Affiliated Companies merged with and into the Company (the "Merger"); (d) GEI purchased (i) approximately 770,000 shares of Common Stock, equal to 77.0% of the Common Stock outstanding following the Recapitalization, for aggregate consideration of $15,400, and (ii) 28,000 shares of Preferred Stock, equal to 80.0% of the Preferred Stock outstanding following the Recapitalization, for aggregate consideration of $28,000; (e) certain members of the Company's management purchased 30,000 shares of Common Stock, equal to 3.0% of the Common Stock outstanding following the Recapitalization, for aggregate consideration of $600; and (f) the Company redeemed from the Company Principals all of the Stock Purchase Shares and other shares of Common Stock owned by them (other than 100,000 shares owned by each of them) for cash, resulting in each of the Company Principals owning 10.0% of the Common Stock to be outstanding following the Recapitalization. Concurrently, with the consummation of the transactions set forth in clauses (a) through (f) above (the "Recapitalization"), the Company issued $100,000 in aggregate principal amount of senior notes in a private placement (the "Note Offering") and entered into a five year
        $35,000 revolving credit facility (the "Old Bank Facility") with a syndicate of financial institutions, of which $12,500 was borrowed in connection with the Recapitalization.

        On March 27, 2000, the Company replaced the Old Bank Facility with a new revolving credit facility (the "Credit Facility").

        The Company, headquartered in Kingston, Pennsylvania, is a provider of automotive glass replacement and repair services in the Northeast, Mid-Atlantic, Midwest, Southwest and Southeast regions of the United States. At December 31, 2000, the Company operated a network of 232 automotive glass service centers, approximately 1,069 mobile installation vehicles and four distribution centers in 39 states.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)


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

       (c)    Equipment and Leasehold Improvements

              Equipment  and  leasehold   improvements  are  recorded  at  cost.
              Depreciation    and   amortization   is   calculated   using   the
              straight-line method over the following useful lives:

                        Vehicles                                    5 years
                        Computers and office equipment              5-7 years
                        Computer software                           3-5 years
                        Other equipment                             5 years
                        Leasehold improvements                      39 years

              Costs  in  2000,  1999  and 1998  related  to the  development  of software for a new back office sales audit and financial accounting system and point of sale system were capitalized. Upon completion of each of the projects in 2000, 1999 and 1998, the Company commenced amortizing the software costs over the estimated useful life of five years. Unamortized computer software costs were $2,818, $3,218 and $2,503 at December 31, 2000, 1999 and
              1998, respectively. Amortization expense in 2000, 1999 and 1998 for capitalized computer software costs was $844, $620 and $61, respectively.

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

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)


       (e)    Deferred Loan Costs and Senior Notes Discount

              Deferred loan costs and senior notes discount are amortized over the life of the related debt and included in interest expense.

       (f)    Revenue Recognition

              Revenue from auto glass installation and related services is recognized when the installation is complete or the service is performed. The Company provides for an allowance for accounts receivable. The provision for doubtful accounts was $101, $1,341 and $1,063 and write offs against the allowance were $595, $1,185 and $837 in 2000, 1999 and 1998 respectively.

       (g)    Advertising

              The Company expenses all advertising costs as incurred. The costs of yellow pages advertising are expensed at the time the yellow pages phone book is published. Total advertising expense was $8,287, $8,150 and $7,444 in 2000, 1999 and 1998, respectively.

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


(3)    Fair Value of Financial Instruments

       For purposes of estimating the fair value of financial instruments, the Company has determined that the carrying amounts recorded on the balance sheet approximate the fair value for cash and cash equivalents, accounts and other receivables and current liabilities. In making this determination, the Company considered the short-term maturity of those assets and liabilities. The carrying amount of the Company's Credit Facility approximates fair value based on borrowing rates available to the Company for loans with similar terms. The fair value of the Company's senior notes is estimated based on quoted market prices for those or similar investments. The estimated fair value of the Corporation's senior notes is $77,000, $70,000 and $100,000 at December 31, 2000, 1999 and
       1998, respectively. The fair value of the Company's Series A 12% Senior Redeemable Cumulative Preferred Stock approximates the liquidation preference.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)


(4)    Long -Term Debt

       Long-term debt consists of the following:

                                   2000             1999             1998
                               ------------------------------------------------
Bank facility                $        --             7,500            8,500
Credit facility                       500              --               --
Senior notes                      100,000          100,000          100,000
                               ------------------------------------------------
Total                        $    100,500          107,500          108,500
                               ================================================


       On March 27, 2000, the Company entered into the credit facility. The Credit Facility defined in Note 1 has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of the Company's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of the Company's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times the Company's EBITDA (as defined in the Credit Facility) for the prior twelve months. A portion of the Credit Facility, not to exceed $3,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. The Company had $2,598 in outstanding letters of credit at December 31, 2000. Borrowings under the Credit Facility bear interest, at the Company's discretion, at either the Chase Manhattan Bank Rate (as defined in the credit facility) or LIBOR, plus a margin of 0.50% for the Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the credit facility. The effective interest rate on borrowings under the Credit Facility was 10.0% at December 31, 2000. Interest rates are subjected to increases or reductions based upon the Company meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of the tangible and intangible assets of the Company. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. The Company was in compliance with these covenants at December 31, 2000.

       The Old Bank Facility was scheduled to expire on April 1, 2003 and provided for borrowings of up to $35,000. As previously described, the Company replaced the Old Bank Facility with the Credit Facility on March 27, 2000. In connection with the early retirement of the Old Bank Facility, the Company incurred an extraordinary loss of $840, offset by a tax benefit of $336, on the extinguishments of debt, primarily consisting of the write-off of deferred loan costs.

       The Senior Notes mature on April 1, 2008 and bear interest at a rate of 9.25% per annum. The Senior Notes and the obligations of the Company under the indenture governing the senior notes (the "Note Indenture") are unconditionally guaranteed on a senior, unsecured basis by any Subsidiary Guarantor, of which there are currently none. The senior notes are callable after five years at a premium to par which declines to par after eight years. Upon a change of control, as defined, the Company is required to offer to redeem the senior notes at 101% of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the Note Indenture include, among other things, limitations on additional indebtedness, investments, dividends and certain other significant transactions. The Company was in compliance with all such covenants as of December 31, 2000.

                                      F-11-

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)


       Maturities of long-term debt are as follows:

                   2001                  $      --
                   2002                         --
                   2003                         --
                   2004                         500
                   2005                         --
                   Thereafter               100,000
                                          ---------
                                         $  100,500
                                          =========


Deferred loan costs and accumulated amortization are summarized as follows:

                                                                     Accumulated
      December 31, 2000              Amount     Amortization         Balance
      -----------------              ------     ------------         -------
      Deferred loan costs            $5,330         1,432             3,898
      Discount on senior notes        3,000           825             2,175
                                     ------        ------            ------
                                     $8,330         2,257             6,073
                                     ======        ======            ======

      December 31, 1999
      Deferred loan costs            $6,044         1,017             5,027
      Discount on senior notes        3,000           525             2,475
                                     ------        ------             -----
                                     $9,044         1,542             7,502
                                     ======        ======             =====


(5)    Preferred Stock

       On March 27, 1998, the Company's Board of Directors adopted a Certificate of Designation creating $35,000 in Series A 12% Senior Redeemable Cumulative Preferred Stock (the "Preferred Stock"). The Preferred Stock has a liquidation preference over the Common Stock equal to the initial liquidation value of the Preferred Stock plus accrued and unpaid dividends thereon. The Preferred Stock will be subject to mandatory redemption on April 1, 2010 at 100% of the liquidation value plus accrued and unpaid dividends. The Company may, at its option, redeem at any time the Preferred Stock, in whole or in part, at 100% of the liquidation value plus accrued and unpaid dividends. Upon a Change of Control (as defined), the Company must offer to repurchase the Preferred Stock at 100% of its liquidation value plus accrued and unpaid dividends, provided, however, that the Company shall not be obligated to (and shall not) offer to repurchase the Preferred Stock if such repurchase would violate the terms of the credit facility or the terms of the Note Indenture.

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

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)


       Company and any amendments to the Company's Certificate of Incorporation that adversely affect the rights of the Preferred Stock.

       At December 31, 2000, 1999 and 1998 the liquidation value of the Preferred Stock recorded on the Company's Balance Sheet was $48,449, $43,046 and $38,246, respectively, which includes dividends of $13,449, $8,046 and $3,246, respectively, added to the liquidation value.

(6)    Commitments and Related Party Transactions

       The Company leases service center and warehouse space and is responsible for all related occupancy costs. Rental expense in 2000, 1999 and 1998 aggregated $4,605, $4,419 and $3,931, respectively, of which $551, $530 and $510, respectively, were for realty owned by two stockholders and executive officers. Certain of the leases with unrelated parties contain various renewal options, and right of refusal purchase options.

       In addition, the Company leases certain vehicles under operating leases having lease terms of 367 days. The leases have renewal options for up to eight years. Total rent expense for such leases amounted to $2,994, $2,587 and $1,808 for the years ended December 31, 2000, 1999 and 1998, respectively.

       Total lease commitments, including vehicles, are as follows:

                                       Third          Related
                                      parties         parties           Total
                                   --------------  ---------------  -----------
                      2001       $      5,113              572           5,685
                      2002              3,239              595           3,834
                      2003              1,417              619           2,036
                      2004                487              644           1,131
                      2005                124              335             459


       The Company entered into a Management Services Agreement on March 31, 1998 with a related party pursuant to which the Company pays an annual fee of $685. Expense under this agreement was $685, $685 and $514 in 2000, 1999 and 1998, respectively.

       The Company has employment agreements with certain of its executive officers (some of whom are also stockholders) which expire on March 31, 2001 and 2003.

(7)    Stock Option Plan

       In September 1998, the Board of Directors and stockholders of the Company approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of a total of 30,000 authorized and unissued shares of common stock. As of December 31, 2000, the Board of Directors had granted 28,425 options to key employees of the Company with an exercise price of $20.00 per share, which approximates fair value at the date of grant. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after the Company's Common Stock has become publicly traded or
       (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)


       The Company applies APB Opinion No. 25 in accounting for the 1998 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined its stock options under SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below.

                                      Years Ended December 31,
                                  2000        1999         1998
                                --------   ----------    ---------

As reported                   $   2,360         9          7,987
Pro forma                         2,344        (6)         7,985


       The per share fair value of stock options granted during fiscal 1998 was $2.84 on the date of grant and was determined using the Black-Scholes option-pricing model based upon the following assumptions:

                                                                            1998
                                                          ----------------

Expected dividend yield                                              0.00    %
Expected volatility                                                  0.00    %
Risk-free rate                                                       4.65    %
Expected  life (in years)                                            9.75


       Summarized stock option data is as follows:

                                            Exercise            Shares
                                              Price          Under Option
                                          -------------    ---------------

Outstanding at December 31, 1997        $       --                  --
    Granted                                   20.00              27,125
    Exercised                                   --                  --
    Cancelled                                   --                  --
                                                           ----------------
Outstanding at December 31, 1998              20.00              27,125
    Granted                                     --                  --
    Exercised                                   --                  --
    Cancelled                                   --               (3,000)
                                                           ----------------
Outstanding at December 31, 1999              20.00              24,125
    Granted                                   20.00               5,500
    Exercised                                   --                  --
    Cancelled                                 20.00              (1,200)
                                                           ----------------
Outstanding at December 31, 2000              20.00              28,425
                                                           ================

Exercisable                             $       --                  --

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)


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

       Upon consummation of the Merger, the Affiliated Companies terminated their S Corporation status. The Merger was treated as a taxable asset acquisition of the merged Affiliated Companies for Federal and state income tax purposes and as a recapitalization for financial accounting purposes. For Federal and state income tax purposes, the purchase price was allocated among the various merged Affiliated Companies and their respective assets and liabilities based on the respective fair values as of the closing of the Merger. This resulted in different book and tax asset bases for the assets of these companies, which resulted in deferred tax assets of approximately $44,801 credited to additional paid-in capital.

Income tax expense consists of:

                                                                   Applicable To
                                    ----------------------------------------------------------------------
                                                                                          Extraordinary
                                                    Continuing Operation                     Items
                                    ----------------------------------------------------  ----------------
                                        Current          Deferred            Total           Deferred
                                    ----------------  ----------------  ----------------  ----------------
Year ended December 31, 2000:
    Federal                         $        --              1,630             1,630                 (260)
    State                                       (40)           545               505                  (76)
                                      --------------    --------------  ----------------  ----------------
                                    $           (40)         2,175             2,135                 (336)
                                      ==============    ==============  ================  ================

                                         Current       Deferred         Total
                                      ------------   -----------     -----------
Year ended December 31, 1999:
Federal                              $        --            107          107
State                                       (144)           175           31
                                       ----------    -----------     -----------
                                     $      (144)           282          138
                                       ==========    ===========     ===========

Year ended December 31, 1998:
Federal                              $       161           (302)        (141)
State                                        446           (342)         104
                                       ----------    -----------     -----------
                                     $       607           (644)         (37)
                                       ==========    ===========     ===========


       Income tax expense applicable to continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)

                                                                       2000          1999           1998
                                                                   -------------  ------------  -------------

Computed "expected" tax expense                                  $     1,700            50          2,704
Increase (reduction) in income taxes resulting from:
    State income taxes, net of federal income tax benefit                333            21             68

    Recognition of deferred tax due to change in tax status                            --          (1,643)

    Pretax income applicable to portion of year as S Corporation
       for which income taxes have not been provided                                   --          (1,572)

    Permanent items                                                       73            67            173

    Other, net                                                            29           --             233
                                                                   -------------  ------------  -------------
                                                                 $     2,135           138            (37)
                                                                   =============  ============  =============

       The tax effects of temporary differences that give rise to significant portions of the deferred assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below.

Deferred tax assets:                                            2000      1999
                                                              --------  --------
    Accounts receivable, principally due to
       allowance for doubtful accounts                         $   185      382
    Inventories, principally due to additional
       costs inventoried for tax                                   801      651

    Intangibles                                                 38,723   41,885

    Prepaid advertising expenses not yet
       deducted for tax purposes                                 1,708    1,650

    Net operating loss and alternative minimum
       tax credit carryforward                                   4,193    3,130

    Liabilities and accruals for financial reporting purposes      635      420
                                                               -------  -------
       Total gross deferred tax assets                          46,245   48,118
                                                               -------  -------
Deferred tax liabilities:
    Plant and equipment, principally due to differences
       in depreciation and capitalized interest                    921      955
                                                               -------  --------
       Total gross deferred tax liabilities                        921      955
                                                               -------  --------
       Net deferred tax assets                                 $45,324   47,163
                                                               =======  ========

       There was no valuation allowance for deferred tax assets as of December 31, 2000 or 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize the deferred tax assets, the Company will need to generate future taxable income of approximately $110,000 prior to expiration of the 15-year amortization period for the intangible assets in 2012 and the subsequent net operating loss

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands except per share amounts)


       carryforward period of 20 years. Taxable income (loss) for the years ended December 31, 2000, 1999 and 1998 was $(2,800), $(8,000) and $4,500
       respectively. Based upon the level of historical taxable income and projections of future taxable income over the period the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the amortization period are reduced.

(9)    Employee Benefit Plans

       The Company has a defined contribution plan covering all employees who meet the age and service requirements. Contributions to the plan are determined by the Company and are based upon a percentage of the annual compensation of all participants. The expense related to the plan amounted to $286, $292 and $250 for 2000, 1999 and 1998, respectively.

(10)   Supplemental Cash Flow Information

                                           2000         1999          1998
                                       ------------   ---------    -----------
Interest paid                          $   9,759        10,090        5,175
Income taxes paid                            --            --           202
                                        ===========   =========    ===========
Non cash investing and financing
  activiies:
     Preferred stock dividends         $   5,403         4,800         3,246
     Deferred tax assets                      --            --        44,801
     Distribution of preferred stock          --            --         7,000
                                        ===========   =========    ===========

(11)   Legal Proceedings

       The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial, results of operations or liquidity.

(12)   Quarterly Financial Data (Unaudited)

                                                        First       Second      Third        Fourth
                       2000                            Quarter      Quarter     Quarter      Quarter       Total
---------------------------------------------------- ------------ ------------ -----------  ----------- ------------
Net sales                                                $44,665      $49,153     $48,628      $41,569     $184,015
Gross profit                                              30,801       33,746      33,822       29,061      127,430
Net income (loss) before extraordinary item                1,197        1,970       1,305       (1,608)       2,864
Net income (loss)                                            693        1,970       1,305       (1,608)       2,360
Net (loss) income applicable to common stockholders         (599)         641         (65)      (3,020)      (3,043)

                       1999
----------------------------------------------------
Net sales                                                $41,412      $43,361     $43,848      $35,899     $164,520
Gross profit                                              28,570       30,133      30,210       24,151      113,064
Net income (loss)                                          1,259        1,164         438       (2,852)           9
Net income (loss) applicable to common stockholders          112          (18)       (779)      (4,106)      (4,791)