Form 10-Q
period 2001-03-31
DIAMOND TRIUMPH AUTO GLASS INC
filed 2001-05-14
CIK 1109531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 14, 2001, there were 1,000,000 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    Form 10-Q
                      For the Quarter Ended March 31, 2001

                                      INDEX

                                                                        Page No.
                                                                        --------
   Part I.       Financial Information

                 Item 1.  Financial Statements

                          Condensed Balance Sheets -
                             March 31, 2001 and December 31, 2000............ 3

                          Condensed Statements of Operations -
                            Three Months Ended March 31,
                            2001 and 2000.................................... 4

                          Condensed Statements of Cash Flows -
                            Three Months Ended March 31,
                            2001 and 2000.................................... 5

                          Notes to Condensed Financial Statements............ 6

                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations...... 7

   Part II.      Other Information

                 Item 6.  Exhibits and Reports on Form 8-K.................. 10

                          Signature......................................... 11

ITEM 1.     FINANCIAL STATEMENTS

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                            CONDENSED BALANCE SHEETS
                 (Dollars in Thousands except per share amounts)

                                                                                  December 31,
                                                                March 31, 2001       2000
                                                               ----------------  ------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                         $3,135               $25
  Accounts receivable, net                                          15,424            13,977
  Other receivables                                                    378               373
  Inventories                                                       13,287            14,581
  Prepaid expenses                                                   1,159             1,084
  Deferred income taxes                                              2,915             3,285
                                                              -------------      ------------
Total current assets                                                36,298            33,325
                                                              -------------      ------------
Equipment and leasehold improvements, net                            6,089             6,154

Deferred loan costs and senior notes discount, net                   5,888             6,073
Deferred income taxes                                               41,087            42,039
Other assets                                                           492               404
                                                              -------------      ------------
Total assets                                                       $89,854           $87,995
                                                              =============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                  $9,099           $11,952
  Accrued expenses:
      Payroll and related items                                      5,001             4,226
      Accrued interest                                               4,630             2,329
      Accrued income taxes                                           1,267             1,322
      Other                                                            700               492
                                                              -------------      ------------
 Total accrued expenses                                             11,598             8,369
                                                              -------------      ------------
Total current liabilities                                           20,697            20,321
                                                              -------------      ------------
Long-term debt:
  Credit facility                                                        -               500
  Senior notes                                                     100,000           100,000
                                                              -------------      ------------
Total long-term debt                                               100,000           100,500
                                                              -------------      ------------
    Total liabilities                                              120,697           120,821
                                                              -------------      ------------
Series A 12% senior redeemable cumulative preferred
      stock - par value $0.01 per share; authorized
      100,000 shares; issued and outstanding 35,000
      shares in 2001 and 2000, at liqudation
      preference value                                              49,902            48,449
                                                              -------------      ------------
Stockholders' equity (deficit):
Common stock, 2001 and 2000 par value $0.01 per share;
      authorized 1,100,000 shares; issued and
      outstanding 1,000,000 shares                                      10                10
Additional paid-in capital                                          45,891            47,344
Retained earnings (accumulated deficit)                           (126,646)         (128,629)
                                                              -------------      ------------
    Total stockholders' equity (deficit)                           (80,745)          (81,275)
                                                              -------------      ------------
Total liabilities and stockholders' equity (deficit)               $89,854           $87,995
                                                              =============      ============

                  See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                              Three Months Ended   Three Months Ended
                                                                 March 31, 2001       March 31, 2000
                                                              -------------------  -------------------
Net sales                                                          $50,057                  $44,665
Cost of sales                                                       14,331                   13,864
                                                              -------------           --------------
Gross profit                                                        35,726                   30,801

Operating expenses                                                  29,845                   26,039
                                                              -------------           --------------
Income from operations                                               5,881                    4,762

Other (income) expense:
     Interest income                                                   (11)                     (38)
     Interest expense                                                2,587                    2,806
                                                              -------------           --------------
                                                                     2,576                    2,768
                                                              -------------           --------------
Income before provision for income taxes and
      extraordinary loss on extinguishment of debt                   3,305                    1,994

Provision for income taxes                                           1,322                      797
                                                              -------------           --------------
Net income before extraordinary item                                 1,983                    1,197

Extraordinary loss on extinguishment of debt,
      net of income taxes of $336                                        -                      504
                                                              -------------           --------------
Net income                                                           1,983                      693

Preferred stock dividends                                            1,453                    1,292
                                                              -------------           --------------
Net income (loss) applicable to common stockholders                   $530                    ($599)
                                                              =============           ==============

                  See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                             Three Months Ended   Three Months Ended
                                                                 March 31, 2001       March 31, 2000
                                                             -------------------  -------------------
OPERATING ACTIVITIES
    Net cash provided by operating activities                            $4,229               $5,383
                                                             -------------------  -------------------
INVESTING ACTIVITIES
    Capital expenditures
                                                                          (656)                (193)
    Proceeds from sale of equipment
                                                                            175                   14
    Decrease in other assets
                                                                           (88)                   11
                                                             -------------------  -------------------
Net cash used in investing activities
                                                                          (569)                (168)
                                                             -------------------  -------------------
FINANCING ACTIVITIES
  Net proceeds from credit facility
                                                                          1,000                2,500
  Payments on credit facility
                                                                        (1,500)              (7,500)
  Deferred loan cost
                                                                           (50)                (270)
                                                             -------------------  -------------------
Net cash used in financing activities
                                                                          (550)              (5,270)
                                                             -------------------  -------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                          3,110                 (55)
Cash and cash equivalents, beginning of period
                                                                             25                   94
                                                             -------------------  -------------------
Cash and cash equivalents, end of period                                 $3,135                  $39
                                                             ===================  ===================

                  See notes to condensed financial statements

                        Diamond Triumph Auto Glass, Inc.
                    NOTES TO FINANCIAL STATEMENTS (unaudited)
                 (Dollars in thousands except per share amounts)


Note 1.        Significant Accounting Policies

               These interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data for these periods. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Diamond's results for interim periods are not normally indicative of results to be expected for the fiscal year. Weather has historically affected Diamond's sales, net income and EBITDA, with severe weather generating increased sales, net income and EBITDA and mild weather resulting in lower sales, net income and EBITDA. In addition, Diamond's business is somewhat seasonal, with the first and fourth calendar quarters traditionally its slowest periods of activity.

               Preferred Stock - At March 31, 2001 and December 31, 2000, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $49,902 and $48,449, respectively, which includes dividends of $14,902 and $13,449, respectively, added to the liquidation value.

               Long-Term Debt:

               Credit Facility - On March 27, 2000, Diamond entered into a revolving credit facility (the "Credit Facility"). The Credit Facility has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or
               (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the Credit Facility) for the prior twelve months. A portion of the Credit Facility, not to exceed $3,000 is available for the issuance of letters of credit, which generally have an initial term of one year or less. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.25% for the Chase Manhattan Rate and 2.0% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the credit facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond was in compliance with these covenants at March 31, 2001.

Note 2.        Recent Accounting Pronouncements

               In January 2001, Diamond implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending on the company's underlying rights or obligations associated with the derivative instruments. During the quarter ended March 31, 2001, Diamond had no derivatives and there was no financial statement effect of implementing SFAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Results of Operations

               The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the three months ended March 31, 2001 and 2000.


                                                        Three Months Ended March 31,
                                                      ---------------------------------
                                                           2001             2000
                                                      ---------------- ----------------
                                                        $        %       $        %
                                                      ------- -------------------------
                                                              (dollars in millions)
Net Sales............................................   50.0    100.0    44.7    100.0
Cost of Sales........................................   14.3     28.6    13.9     31.1
                                                      ------- -------- -------  -------
Gross Profit.........................................   35.7     71.4    30.8     68.9
Operating Expenses...................................   29.8     59.6    26.0     58.2
                                                      ------- -------- -------  -------
Income From Operations...............................    5.9     11.8     4.8     10.7
Interest Income......................................      -        -       -        -
Interest Expense.....................................    2.6      5.2     2.8      6.3
                                                      ------- -------- -------  -------
                                                         2.6      5.2     2.8      6.3
                                                      ------- -------- -------  -------
Income before provision for income taxes
    and extraordinary loss on extinguishment
    of debt..........................................    3.3      6.6     2.0      4.5
Provision for income taxes...........................    1.3      2.6     0.8      1.8
                                                      ------- -------- -------  -------
Net income before extraordinary item.................    2.0      4.0     1.2      2.7
Extraordinary loss on extinguishment of debt,
    net of taxes                                           -        -     0.5      1.1
                                                      ------- -------- -------  -------
Net income...........................................    2.0      4.0     0.7      1.6
                                                      ======= ======== =======  =======

EBITDA (1)                                               6.5     13.0     5.5     12.3

-------------------
               (1) EBITDA represents income before taxes, interest expense, depreciation and amortization expense. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.

               Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

                      Net Sales. Net sales for the three months ended March 31,
               2001 increased by $5.3 million, or 11.9%, to $50.0 million from $44.7 million for the three months ended March 31, 2000. Although installation units increased only 2.0%, revenue per installation unit increased an average of 12.0%. The increase in Diamond's average revenue per installation unit is attributable to stabilization of price compression and to its sales mix.

                      Gross Profit. Gross profit for the three months ended
               March 31, 2001 increased by $4.9 million, or 15.9%, to $35.7 million from $30.8 million for the three months ended March 31, 2000. Gross profit increased as a percentage of sales to 71.4% for the three months ended March 31, 2001 from 68.9% for the three months ended March 31, 2000. The increase in gross profit for the three months ended March 31, 2001 was primarily due to the increased level of sales and average revenue per installation unit compared to the three months ended March 31, 2000.

                      Operating Expenses. Operating expenses for the three
               months ended March 31, 2001 increased by $3.8 million, or 14.6%, to $29.8 million from $26.0 million for the three months ended March 31, 2000. Operating expenses increased as a percentage of sales to 59.6% for the three months ended March 31, 2001 from 58.2% for the three months ended March 31, 2000. The increase in operating expense during the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was due to higher wage expense caused by certain wage rate pressures, including increased medical insurance and workers compensation insurance costs, primarily at the service center level. The increase in aggregate operating expenses was also due to an increase in vehicle related expenses, increased promotional activity and higher auto insurance and utility costs.

                      Depreciation and amortization expense for the period
               ending March 31, 2001 decreased by $0.1 million, or 14.3%, to $0.6 million from $0.7 million for the three months ended March 31, 2000. This decrease is primarily related to a continuing decrease in owned vehicles in favor of a vehicle lease program.

                      Income From Operations. Income from operations for the
               three months ended March 31, 2001 increased by $1.1 million, or 22.9%, to $5.9 million from $4.8 million for the three months ended March 31, 2000. This increase was primarily due to the increase in average revenue per installation unit and was partially offset by an increase in operating expenses as discussed above.

                      Interest Expense. Interest expense for the three months
               ended March 31, 2001 decreased $0.2 million to $2.6 million from $2.8 million for the three months ended March 31, 2000. Cash interest expense was $2.3 million for the three months ended March 31, 2001 compared to $2.6 million for the three months ended March 31, 2000. The decrease was primarily due to a reduction in outstanding borrowings under the credit facility during the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

                      Net Income. Net income for the three months ended March
               31, 2001 increased by $1.3 million to $2.0 million from $0.7 million for the three months ended March 31, 2000. Net income as a percentage of sales increased to 4.0% for the three months ended March 31, 2001 from 1.6% for the three months ended March 31, 2000. The increase in net income and net income margin during the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses and in the provision for income taxes.

                      EBITDA. EBITDA for the three months ended March 31, 2001
               increased by $1.0 million, or 18.2%, to $6.5 million from $5.5 million for the three months ended March 31, 2000. EBITDA as a percentage of sales increased to 13.0% for the three months ended March 31, 2001 from 12.3% for the three months ended March 31, 2000. The increase in EBITDA and EBITDA margin for the three months ended March 31, 2001 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses as discussed above.

               Liquidity and Capital Resources

                      Diamond's need for liquidity will arise primarily from the interest payable on its 9 1/4% Senior Notes (the "Notes"), the credit facility and the funding of Diamond's capital expenditures and working capital requirements. There are no mandatory principal payments on the Notes prior to their maturity on April 1, 2008 and, except to the extent that the amount outstanding under the credit facility exceeds the borrowing base, no required payments of principal on the credit facility prior to its expiration on March 27, 2004.

                      Net Cash Provided by Operating Activities. Net cash
               provided by operating activities for the three months ended March 31, 2001 decreased by $1.2 million to $4.2 million from $5.4 million for the three months ended March 31, 2000. The decrease was primarily attributable to a $2.9 million decrease in accounts payable and a $1.6 million increase in accounts receivable which was partially offset by an increase in Diamond's net earnings and a $1.3 million decrease in inventory.

                      Net Cash Used in Investing Activities. Net cash used in
               investing activities for the three months ended March 31, 2001 increased $0.4 million to $0.6 million used from $0.2 million used in investing activities for the three months ended March 31, 2000. The primary reason for the variance was an increase in capital expenditures.

                      Net Cash Used in Financing Activities. Net cash used by
               financing activities for the three months ended March 31, 2001 decreased $4.8 million to $0.5 million from $5.3 million for the three months ended March 31, 2000. The primary reason for this variance was a decrease in credit facility payments over proceeds for the three months ended March 31, 2001 to $0.5 million from $5.0 million for the three months ended March 31, 2000.

                      Capital Expenditures. Capital expenditures for the three
               months ended March 31, 2001 were $0.7 million, as compared to $0.2 million for the three months ended March 31, 2000. Capital expenditures for the three months ended March 31, 2001 were made primarily to fund the continued upgrade of Diamond's management information systems.

                      Liquidity. Management believes that Diamond will have
               adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements, including those related to the opening of new service centers and distribution centers for the foreseeable future through the life of its debt agreements. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the credit facility.

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

                      These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. The risks and uncertainties include the effect of overall economic and business conditions, the demand for Diamond's products and services, regulatory uncertainties, the impact of competitive products and pricing, changes in customers' ordering patterns and potential system interruptions. This list should not be construed as exhaustive. Our annual report on Form 10-K in respect of the fiscal year ended December 31, 2000 discusses certain of these risks and uncertainties under the caption "Factors Affecting Future Performance."

                                     PART II

                                OTHER INFORMATION


        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Reports on Form 8-K.

                      Not applicable.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     DIAMOND TRIUMPH AUTO GLASS, INC.



  Date: May 14, 2001                 By: /s/  Michael A. Sumsky
                                        -------------------------------------
                                        Name:  Michael A. Sumsky
                                        Title: Executive Vice President
                                               Chief Financial Officer and
                                               General Counsel (Principal
                                               Financial and Chief Accounting
                                               Officer)