Form 10-Q
period 2001-06-30
DIAMOND TRIUMPH AUTO GLASS INC
filed 2001-08-08
CIK 1109531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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

           Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           As of August 8, 2001, there were 1,000,000 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    Form 10-Q
                       For the Quarter Ended June 30, 2001

                                      INDEX

                                                                        Page No.
                                                                        --------
      Part I.     Financial Information

            Item 1.  Financial Statements

                     Condensed Balance Sheets - June 30, 2001
                     and December 31, 2000................................... 3

                     Condensed Statements of Operations -
                     Three Months Ended June 30, 2001
                     and 2000................................................ 4

                     Condensed Statements of Operations -
                     Six Months Ended June 30, 2001
                     and 2000................................................ 5

                     Condensed Statements of Cash Flows -
                     Six Months Ended June 30, 2001 and 2000................. 6

                     Notes to Condensed Financial Statements................. 7

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................... 8

      Part II.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K........................ 12

                     Signature............................................... 13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        DIAMOND TRIUMPH AUTO GLASS, INC.
                            CONDENSED BALANCE SHEETS
                (Dollars in Thousands except per share amounts)

                                                         June 30, 2001    December 31, 2000
                                                        ---------------   -----------------
                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $      6,038     $        25
  Accounts receivable, net                                      17,295          13,977
  Other receivables                                                178             373
  Inventories                                                   16,685          14,581
  Prepaid expenses                                               1,321           1,084
  Deferred income taxes                                          2,241           3,285
                                                        ---------------  --------------
Total current assets                                            43,758          33,325
                                                        ---------------  --------------

Equipment and leasehold improvements, net                        6,304           6,154

Deferred loan costs and senior notes discount, net               5,656           6,073
Deferred income taxes                                           39,352          42,039
Other assets                                                       529             404
                                                        ---------------  --------------
Total assets                                              $     95,599     $    87,995
                                                        ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                        $     13,206     $    11,952

  Accrued expenses:
      Payroll and related items                                  5,023           4,226
      Accrued interest                                           2,317           2,329
      Accrued income taxes                                       1,545           1,322
      Other                                                        738             492
                                                        ---------------  --------------
 Total accrued expenses                                          9,623           8,369
                                                        ---------------  --------------

Total current liabilities                                       22,829          20,321
                                                        ---------------  --------------

Long-term debt:
  Credit facility                                                    -             500
  Senior notes                                                 100,000         100,000
                                                        ---------------  --------------
Total long-term debt                                           100,000         100,500
                                                        ---------------  --------------

    Total liabilities                                          122,829         120,821
                                                        ---------------  --------------

Series A 12% senior redeemable cumulative preferred
  stock - par value $0.01 per share; authorized
  100,000 shares; issued and outstanding 35,000
  shares in 2001 and 2000, at liquidation preference
  value                                                         51,399          48,449
                                                        ---------------  --------------


Stockholders' equity (deficit):
Common stock, 2001 and 2000 par value $0.01 per
  share; authorized 1,100,000 shares; issued and
  outstanding 1,000,000 shares                                      10              10

Additional paid-in capital                                      44,394          47,344

Retained earnings (accumulated deficit)                       (123,033)       (128,629)
                                                        ---------------  --------------
    Total stockholders' equity (deficit)                       (78,629)        (81,275)
                                                        ---------------  --------------
Total liabilities and stockholders' equity (deficit)      $     95,599     $    87,995
                                                        ===============  ==============


                   See notes to condensed financial statements

                        Diamond Triumph Auto Glass, Inc.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                     Three Months Ended  Three Months Ended
                                                        June 30, 2001      June 30, 2000
                                                        -------------      -------------

Net sales                                                     $ 55,849          $ 49,153
Cost of sales                                                   15,511            15,407
                                                      ----------------- -----------------
Gross profit                                                    40,338            33,746

Operating expenses                                              31,812            27,799
                                                      ----------------- -----------------

Income from operations                                           8,526             5,947

Other (income) expense:
     Interest income                                               (70)               (6)
     Interest expense                                            2,574             2,677
                                                      ----------------- -----------------
                                                                 2,504             2,671
                                                      ----------------- -----------------

Income before provision for income taxes                         6,022             3,276

Provision for income taxes                                       2,409             1,306

                                                      ----------------- -----------------
Net income                                                       3,613             1,970

Preferred stock dividends                                        1,497             1,329
                                                      ----------------- -----------------
Net income applicable to common stockholders                   $ 2,116             $ 641
                                                      ================= =================


                   See notes to condensed financial statements

                        Diamond Triumph Auto Glass, Inc.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)


                                                      Six Months Ended  Six Months Ended
                                                       June 30, 2001     June 30, 2000
                                                       -------------      -------------

Net sales                                                  $ 105,906          $ 93,818
Cost of sales                                                 29,842            29,271
                                                      ---------------  ----------------
Gross profit                                                  76,064            64,547

Operating expenses                                            61,657            53,838
                                                      ---------------  ----------------
Income from operations                                        14,407            10,709

Other (income) expense:
     Interest income                                             (81)              (44)
     Interest expense                                          5,161             5,483
                                                      ---------------  ----------------
                                                               5,080             5,439
                                                      ---------------  ----------------

Income before provision for income taxes and
      extraordinary loss on extinguishment of debt             9,327             5,270

Provision for income taxes                                     3,731             2,103
                                                      ---------------  ----------------
Net income before extraordinary item                           5,596             3,167

Extraordinary loss on extinguishment of debt,
      net of income taxes of $336                                  -               504
                                                      ---------------  ----------------
Net income                                                     5,596             2,663

Preferred stock dividends                                      2,950             2,621

                                                      ---------------  ----------------
Net income applicable to common stockholders                 $ 2,646              $ 42
                                                      ===============  ================

                   See notes to condensed financial statements

                        Diamond Triumph Auto Glass, Inc.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)


                                                       Six Months Ended  Six Months Ended
                                                        June 30, 2001     June 30, 2000
                                                       ---------------   ---------------

OPERATING ACTIVITIES
    Net cash provided by operating activities                 $ 7,969          $ 6,703
                                                       ---------------  ---------------

INVESTING ACTIVITIES
    Capital expenditures                                       (1,486)            (444)
    Proceeds from sale of equipment                               210               18
    Increase in other assets                                     (125)              (8)
                                                       ---------------  ---------------
Net cash used in investing activities                          (1,401)            (434)
                                                       ---------------  ---------------

FINANCING ACTIVITIES
  Net proceeds from credit facility                             2,500            8,750
  Payments on credit facility                                  (3,000)         (14,750)
  Deferred loan cost                                              (55)            (319)
                                                       ---------------  ---------------
Net cash (used in) financing activities                        $ (555)        $ (6,319)
                                                       ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            6,013              (50)

Cash and cash equivalents, beginning of period                     25               94
                                                       ---------------  ---------------
Cash and cash equivalents, end of period                      $ 6,038             $ 44
                                                       ===============  ===============


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

            Preferred Stock - At June 30, 2001 and December 31, 2000, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $51,399 and $48,449, respectively, which includes dividends of $16,399 and $13,449, respectively, added to the liquidation value.

            Long-Term Debt:

            Credit Facility - On March 27, 2000, Diamond entered into a revolving credit facility (the "Credit Facility"). The Credit Facility has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the Credit Facility) for the prior twelve months. A portion of the Credit Facility, not to exceed $3,000 is available for the issuance of letters of credit, which generally have an initial term of one year or less. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.25% for the Chase Manhattan Rate and 2.0% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the credit facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond was in compliance with these covenants at June 30, 2001.

Note 2.
Recent Accounting Pronouncements

            In January 2001, Diamond implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending on the company's underlying rights or obligations associated with the derivative instruments. During the quarter ended June 30, 2001, Diamond had no derivatives and there was no financial statement effect of implementing SFAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Results of Operations

            The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the six and three months ended June 30, 2001 and 2000.

                                             Six Months Ended June 30,   Three Months Ended June 30,
                                            ---------------------------- ----------------------------
                                                2001          2000           2001           2000
                                            ------------- -------------- -------------  -------------
                                              $      %      $      %       $      %      $      %
                                            ------ --------------------- ------ ---------------------
                                                 (dollars in millions)          (dollars in millions)

Net Sales.................................  105.9  100.0   93.8   100.0   55.8  100.0   49.1   100.0
Cost of Sales.............................   29.8   28.1   29.3    31.2   15.5   27.8   15.4    31.4
                                            ------ ------ ------ ------- ------ ------  ----- -------
Gross Profit.............................    76.1   71.9   64.5    68.8   40.3   72.2   33.7    68.6
Operating Expenses.......................    61.7   58.3   53.8    57.4   31.8   57.0   27.8    56.6
                                            ------ ------ ------ ------- ------ ------  ----- -------
Income From Operations...................    14.4   13.6   10.7    11.4    8.5   15.2    5.9    12.0

Interest Income..........................    (0.1)  (0.1)     -       -   (0.1)  (0.2)     -       -
Interest Expense.........................     5.2    4.9    5.4     5.8    2.6    4.7    2.6     5.3
                                            ------ ------ ------ ------- ------ ------  ----- -------
                                              5.1    4.8    5.4     5.8    2.5    4.5    2.6     5.3
                                            ------ ------ ------ ------- ------ ------  ----- -------
Income before provision for income taxes
and extraordinary loss on etinguishment
of debt...................................    9.3    8.8    5.3     5.7    6.0   10.8    3.3     6.7
Provision for income taxes................    3.7    3.5    2.1     2.2    2.4    4.3    1.3     2.6
                                            ------ ------ ------ ------- ------ ------  ----- -------
Net income before extraordinary
item......................................    5.6    5.3    3.2     3.4    3.6    6.5    2.0     4.1
Extraordinary loss on extinguishment of
debt, net of taxes........................      -      -    0.5     0.5      -      -      -       -
                                            ------ ------ ------ ------- ------ ------  ----- -------
Net income................................    5.6    5.3    2.7     2.9    3.6    6.5    2.0     4.1
                                            ====== ====== ====== ======= ====== ======  ===== =======

EBITDA (1)                                   15.7   14.8   12.2    13.0    9.2   16.5    6.7    13.6

--------------------
            (1) EBITDA represents income before taxes, interest expense, depreciation and amortization expense. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.


            Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000


                  Net Sales. Net sales for the six months ended June 30, 2001 increased by $12.1 million, or 12.9%, to $105.9 million from $93.8 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, installation units increased 3.2% and revenue per installation unit increased an average of 10.7%. The increase in Diamond's average revenue per installation unit is attributable to stabilization of price compression and to its sales mix.

                  Gross Profit. Gross profit for the six months ended June 30,
            2001 increased by $11.6 million, or 18.0%, to $76.1 million from $64.5 million for the six months ended June 30, 2000. Gross profit increased as a percentage of sales to 71.9% for the six months ended June 30, 2001 from 68.8% for the six months ended June 30, 2000. The increase in gross profit for the six months ended June 30, 2001 was primarily due to the increased level of sales and average revenue per installation unit compared to the six months ended June 30, 2000.

                  Operating Expenses. Operating expenses for the six months
            ended June 30, 2001 increased by $7.9 million, or 14.7%, to $61.7 million from $53.8 million for the six months ended June 30, 2000. Operating expenses increased as a percentage of sales to 58.3% for the six months ended June 30, 2001 from 57.4% for the six months ended June 30, 2000. The increase in operating expense during the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was due to higher wage expense caused by certain wage rate pressures, including increased medical insurance and workers compensation insurance costs, primarily at the service center level. The increase in aggregate operating expenses was also due to an increase in vehicle related expenses, including auto insurance, increased promotional activity and greater service and distribution center occupancy and maintenance costs due primarily to expansion.

                  Depreciation and amortization expense for the six month period ending June 30, 2001 decreased by $0.2 million, or 14.3%, to $1.2 million from $1.4 million for the six months ended June 30, 2000. This decrease is primarily related to a continuing decrease in owned vehicles in favor of a vehicle lease program.

                  Income From Operations. Income from operations for the six months ended June 30, 2001 increased by $3.7 million, or 34.6%, to $14.4 million from $10.7 million for the six months ended June 30, 2000. This increase was primarily due to the increase in average revenue per installation unit and was partially offset by an increase in operating expenses as discussed above.

                  Interest Expense. Interest expense for the six months ended
            June 30, 2001 decreased $0.2 million to $5.2 million from $5.4 million for the six months ended June 30, 2000. Cash interest expense was $4.7 million for the six months ended June 30, 2001 compared to $5.0 million for the six months ended June 30, 2000. The decrease was primarily due to a reduction in outstanding borrowings under the credit facility during the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

                  Net Income. Net income for the six months ended June 30, 2001 increased by $2.9 million to $5.6 million from $2.7 million for the six months ended June 30, 2000. Net income as a percentage of sales increased to 5.3% for the six months ended June 30, 2001 from 2.9% for the six months ended June 30, 2000. The increase in net income and net income margin during the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses and in the provision for income taxes.

                  EBITDA. EBITDA for the six months ended June 30, 2001
            increased by $3.5 million, or 28.7%, to $15.7 million from $12.2 million for the six months ended June 30, 2000. EBITDA as a percentage of sales increased to 14.8% for the six months ended June 30, 2001 from 13.0% for the six months ended June 30, 2000. The increase in EBITDA and EBITDA margin for the six months ended June 30, 2001 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses as discussed above.

            Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000


                  Net Sales. Net sales for the three months ended June 30, 2001 increased by $6.7 million, or 13.6%, to $55.8 million from $49.1 million for the three months ended June 30, 2000. During the three months ended June 30, 2001, installation units increased by 4.3% and revenue per installation unit increased an average of 10.0%. The increase in Diamond's average revenue per installation unit is attributable to stabilization of price compression and to its sales mix.

                  Gross Profit. Gross profit for the three months ended June 30,
            2001 increased by $6.6 million, or 19.6%, to $40.3 million from $33.7 million for the three months ended June 30, 2000. Gross profit increased as a percentage of sales to 72.2% for the three months ended June 30, 2001 from 68.6% for the three months ended June 30, 2000. The increase in gross profit for the three months ended June 30, 2001 was primarily due to the increased level of sales and average revenue per installation unit compared to the three months ended June 30, 2000.

                  Operating Expenses. Operating expenses for the three months ended June 30, 2001 increased by $4.0 million, or 14.4%, to $31.8 million from $27.8 million for the three months ended June 30, 2000. Operating expenses increased as a percentage of sales to 57.0% for the three months ended June 30, 2001 from 56.6% for the three months ended June 30, 2000. The increase in operating expense during the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was due to due to higher wage expense caused by certain wage rate pressures, including increased medical insurance and workers compensation insurance costs, primarily at the service center level. The increase in aggregate operating expenses was also due to an increase in vehicle related expenses, including auto insurance, increased promotional activity and greater service and distribution center occupancy and maintenance costs due primarily to expansion.

                  Depreciation and amortization expense for the period ending
            June 30, 2001 decreased by $0.1 million, or 14.3%, to $0.6 million from $0.7 million for the three months ended June 30, 2000. This decrease is primarily related to a continuing decrease in owned vehicles in favor of a vehicle lease program.

                  Income From Operations. Income from operations for the three months ended June 30, 2001 increased by $2.6 million, or 44.1%, to $8.5 million from $5.9 million for the three months ended June 30, 2000. This increase was primarily due to the increase in average revenue per installation unit and was partially offset by an increase in operating expenses as discussed above.

                  Interest Expense. Interest expense for the three months ended
            June 30, 2001 held constant at $2.6 million from for the three months ended June 30, 2001 and 2000. Cash interest expense was $2.3 million for the three months ended June 30, 2001 compared to $2.4 million for the three months ended June 30, 2000. The decrease was primarily due to a reduction in outstanding borrowings under the credit facility during the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

                  Net Income. Net income for the three months ended June 30,
            2001 increased by $1.6 million to $3.6 million from $2.0 million for the three months ended June 30, 2000. Net income as a percentage of sales increased to 6.5% for the three months ended June 30, 2001 from 4.1% for the three months ended June 30, 2000. The increase in net income and net income margin during the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses and in the provision for income taxes.

                  EBITDA. EBITDA for the three months ended June 30, 2001
            increased by $2.5 million, or 37.3%, to $9.2 million from $6.7 million for the three months ended June 30, 2000. EBITDA as a percentage of sales increased to 16.5% for the three months ended June 30, 2001 from 13.6% for the three months ended June 30, 2000. The increase in EBITDA and EBITDA margin for the three months ended June 30, 2001 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses as discussed above.

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

                  Net Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2001 increased by $1.3 million to $8.0 million from $6.7 million for the six months ended June 30, 2000. The increase was primarily attributable to an increase in Diamond's net earnings, a $3.7 million increase in accrued expenses and a $1.3 million decrease in deferred income taxes which was partially offset by a $3.4 million increase in accounts receivable and a $2.1 million increase in inventory.

                  Net Cash Used in Investing Activities. Net cash used in
            investing activities for the six months ended June 30, 2001 increased $1.0 million to $1.4 million from $0.4 million used in investing activities for the six months ended June 30, 2000. The primary reason for the variance was an increase in capital expenditures.

                  Net Cash Used in Financing Activities. Net cash used in
            financing activities for the six months ended June 30, 2001 decreased $5.7 million to $0.6 million from $6.3 million used for the six months ended June 30, 2000. The primary reason for this variance was a decrease in credit facility payments over proceeds for the six months ended June 30, 2001 to $0.5 million from $6.0 million for the six months ended June 30, 2000.

                  Capital Expenditures. Capital expenditures for the six months ended June 30, 2001 were $1.5 million, as compared to $0.4 million for the six months ended June 30, 2000. Capital expenditures for the six months ended June 30, 2001 were made primarily to fund the continued upgrade of Diamond's management information systems.

                  Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements, including those related to the opening of new service centers and distribution centers for the foreseeable future. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the credit facility.


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


                                       DIAMOND  TRIUMPH  AUTO  GLASS, INC.



   Date: August 8, 2001                By: /s/  Michael A. Sumsky
                                          -------------------------------------
                                           Name:  Michael A. Sumsky
                                           Title: Executive Vice President
                                                  Chief Financial Officer and
                                                  General Counsel (Principal
                                                  Financial and Chief Accounting
                                                  Officer)