Form 10-Q
period 2001-09-30
DIAMOND TRIUMPH AUTO GLASS INC
filed 2001-11-14
CIK 1109531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ------------------------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended September 30, 2001
                              ------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   333-33572
                             ----------------------
                             Commission File Number


                          DIAMOND TRIUMPH AUTO GLASS, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


           DELAWARE                                           23-2758853
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


               220 DIVISION STREET, KINGSTON, PENNSYLVANIA, 18704
          ------------------------------------------------------------
          (Address, including zip code of principal executive offices)


                                 (570) 287-9915
                     ---------------------------------------
                     (Telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

      As of November 14, 2001, there were 1,000,000 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    Form 10-Q
                    For the Quarter Ended September 30, 2001

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

          Item 1.  Financial Statements

                   Condensed Balance Sheets -
                     September 30, 2001 and December 31, 2000................  1

                   Condensed Statements of Operations -
                     Three Months Ended September 30, 2001 and 2000..........  2

                   Condensed Statements of Operations -
                     Nine Months Ended September 30, 2001 and 2000...........  3

                   Condensed Statements of Cash Flows -
                     Nine Months Ended September 30, 2001 and 2000...........  4

                   Notes to Condensed Financial Statements...................  5


          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................  7


Part II.  Other Information


          Item 6.  Exhibits and Reports on Form 8-K.......................... 12

                   Signature................................................. 13







                                      (i)

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                            CONDENSED BALANCE SHEETS
                 (Dollars in Thousands except per share amounts)

                                                               September 30, 2001         December 31, 2000
                                                               ------------------         -----------------
                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $   6,811              $      25
  Accounts receivable, net                                              15,829                 13,977
  Other receivables                                                         52                    373
  Inventories                                                           18,389                 14,581
  Prepaid expenses                                                       1,309                  1,084
  Deferred income taxes                                                  1,962                  3,285
                                                                     ---------              ---------
Total current assets                                                    44,352                 33,325
                                                                     ---------              ---------

Equipment and leasehold improvements, net                                6,955                  6,154
Deferred loan costs and senior notes discount, net                       5,420                  6,073
Deferred income taxes                                                   38,633                 42,039
Other assets                                                               543                    404
                                                                     ---------              ---------
Total assets                                                         $  95,903              $  87,995
                                                                     =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                   $   9,854              $  11,952
  Accrued expenses:
      Payroll and related items                                          5,026                  4,226
      Accrued interest                                                   4,630                  2,329
      Accrued income taxes                                               1,554                  1,322
      Other                                                                575                    492
                                                                     ---------              ---------
 Total accrued expenses                                                 11,785                  8,369
                                                                     ---------              ---------

Total current liabilities                                               21,639                 20,321
                                                                     ---------              ---------

Long-term debt:
  Credit facility                                                           --                    500
  Senior notes                                                         100,000                100,000
                                                                     ---------              ---------
Total long-term debt                                                   100,000                100,500
                                                                     ---------              ---------

    Total liabilities                                                  121,639                120,821
                                                                     ---------              ---------

Series A 12% senior redeemable cumulative preferred
      stock - par value $0.01 per share; authorized 100,000
      shares; issued and outstanding 35,000 shares in 2001
      and 2000, at liquidation preference value                         52,941                 48,449
                                                                     ---------              ---------

Stockholders' equity (deficit):
Common stock, 2001 and 2000 par value $0.01 per share;
      authorized 1,100,000 shares; issued and outstanding
      1,000,000 shares                                                      10                     10
Additional paid-in capital                                              42,852                 47,344
Retained earnings (accumulated deficit)                               (121,539)              (128,629)
                                                                     ---------              ---------
    Total stockholders' equity (deficit)                               (78,677)               (81,275)
                                                                     ---------              ---------
Total liabilities and stockholders' equity (deficit)                 $  95,903              $  87,995
                                                                     =========              =========


                    See notes to condensed financial statements

                          DIAMOND TRIUMPH AUTO GLASS, INC.
                   CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in Thousands except per share amounts)


                                                    Three Months Ended    Three Months Ended
                                                    September 30, 2001    September 30, 2000
                                                    -----------------     -----------------
Net sales                                                $ 52,304             $ 48,628
Cost of sales                                              15,216               14,806
                                                         --------             --------
Gross profit                                               37,088               33,822

Operating expenses                                         32,083               29,086
                                                         --------             --------

Income from operations                                      5,005                4,736

Other (income) expense:
     Interest income                                          (59)                  (8)
     Interest expense                                       2,571                2,577
                                                         --------             --------
                                                            2,512                2,569
                                                         --------             --------

Income before provision for income taxes                    2,493                2,167

Provision for income taxes                                    999                  862

                                                         --------             --------
Net income                                                  1,494                1,305

Preferred stock dividends                                   1,542                1,370

                                                         --------             --------
Net (loss) applicable to common stockholders             $    (48)            $    (65)
                                                         ========             ========



                    See notes to condensed financial statements

                          DIAMOND TRIUMPH AUTO GLASS, INC.
                   CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in Thousands except per share amounts)

                                                           Nine Months Ended        Nine Months Ended
                                                           September 30, 2001       September 30, 2000
                                                           ------------------       ------------------
Net sales                                                       $ 158,210              $ 142,446
Cost of sales                                                      45,058                 44,077
                                                                ---------              ---------
Gross profit                                                      113,152                 98,369

Operating expenses                                                 93,740                 82,924
                                                                ---------              ---------

Income from operations                                             19,412                 15,445

Other (income) expense:
     Interest income                                                 (140)                   (52)
     Interest expense                                               7,732                  8,060
                                                                ---------              ---------
                                                                    7,592                  8,008
                                                                ---------              ---------
Income before provision for income taxes and
      extraordinary loss on extinguishment of debt                 11,820                  7,437

Provision for income taxes                                          4,730                  2,965

                                                                ---------              ---------
Net income before extraordinary item                                7,090                  4,472

Extraordinary loss on extinguishment of debt,
      net of income taxes of $336                                      --                    504

                                                                ---------              ---------
Net income                                                          7,090                  3,968

Preferred stock dividends                                           4,492                  3,991
                                                                ---------              ---------

Net income (loss) applicable to common stockholders             $   2,598              $     (23)
                                                                =========              =========



                    See notes to condensed financial statements

                          DIAMOND TRIUMPH AUTO GLASS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (Dollars in Thousands except per share amounts)

                                                                   Nine Months Ended        Nine Months Ended
                                                                   September 30, 2001       September 30, 2000
                                                                   ------------------       ------------------
OPERATING ACTIVITIES
    Net cash provided by operating activities                           $ 10,000                $  8,399
                                                                        --------                --------

INVESTING ACTIVITIES
    Capital expenditures                                                  (2,732)                   (667)
    Proceeds from sale of equipment                                          214                      34
    (Increase) decrease in other assets                                     (141)                      5
                                                                        --------                --------
Net cash (used in) investing activities                                   (2,659)                   (628)
                                                                        --------                --------

FINANCING ACTIVITIES
  Net proceeds from credit facility                                        2,500                   9,500
  Payments on credit facility                                             (3,000)                (17,000)
  Deferred loan cost                                                         (55)                   (330)
                                                                        --------                --------
Net cash (used in) financing activities                                 $   (555)               $ (7,830)
                                                                        --------                --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       6,786                     (59)

Cash and cash equivalents, beginning of period                                25                      94
                                                                        --------                --------
Cash and cash equivalents, end of period                                $  6,811                $     35
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

            Preferred Stock - At September 30, 2001 and December 31, 2000, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $52,941 and $48,449, respectively, which includes dividends of $17,941 and $13,449, respectively, added to the liquidation value.

            Long-Term Debt:

            Credit Facility - On March 27, 2000, Diamond entered into a revolving credit facility (the "Credit Facility"). The Credit Facility has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the Credit Facility) for the prior twelve months. A portion of the Credit
            Facility, not to exceed $3,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.25% for the Chase Manhattan Rate and 2.0% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the credit facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond was in compliance with these covenants at September 30, 2001.


Note 2.     Recent Accounting Pronouncements

            In January 2001, Diamond implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires that all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending on the company's underlying rights or obligations associated with the derivative instruments. During the quarter ended September 30, 2001, Diamond had no derivatives and there was no financial statement effect of implementing SFAS No. 133.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and after December 31, 2001 all goodwill will no longer be amortized, but will be subject to annual impairment tests. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes new rules for determining impairment of certain other long-lived assets. The adoption of these new standards is not expected to have a material effect on the operating results or the financial position of Diamond.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            September 11 Events

            Diamond believes the September 11, 2001 tragedies had an adverse impact on its business. Prior to the occurrence of these events, our sales for September 2001 were trending positively in excess of September 2000 sales. Subsequent to the occurrence of these events, Diamond experienced a decline in monthly sales, which continued through the month of September.

            The foregoing should be considered while reviewing Diamond's results of operations and management's discussion and analysis of financial condition and results of operations, as the decline in September 2001 net sales and EBITDA adversely impacted the results of operations for the three month period ended September 30, 2001 and the nine month period ended September 30, 2001.

            Results of Operations

            The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the nine and three months ended September 30, 2001 and 2000.

                                                                  Nine Months Ended September 30,   Three Months Ended September 30,
                                                                 --------------------------------    -----------------------------
                                                                      2001              2000               2001             2000
                                                                 --------------    --------------      -------------    ------------
                                                                   $        %        $       %           $       %       $       %
                                                                 -----    -----    -----    -----      ----    -----    ----   -----
                                                              (dollars in millions)                   (dollars in millions)

Net Sales ....................................................   158.2    100.0    142.4    100.0      52.3    100.0    48.6   100.0
Cost of Sales ................................................    45.1     28.5     44.1     31.0      15.2     29.1    14.8    30.5
                                                                 -----    -----    -----    -----      ----    -----    ----   -----
Gross Profit .................................................   113.1     71.5     98.3     69.0      37.1     70.9    33.8    69.5
Operating Expenses ...........................................    93.7     59.2     82.9     58.2      32.1     61.4    29.1    59.9
                                                                 -----    -----    -----    -----      ----    -----    ----   -----
Income From Operations .......................................    19.4     12.3     15.4     10.8       5.0      9.6     4.7     9.7

Interest Income ..............................................    (0.1)    (0.1)    (0.1)    (0.1)     (0.1)    (0.2)     --      --
Interest Expense .............................................     7.7      4.9      8.1      5.7       2.6      5.0     2.6     5.3
                                                                 -----    -----    -----    -----      ----    -----    ----   -----
                                                                   7.6      4.8      8.0      5.6       2.5      4.8     2.6     5.3
                                                                 -----    -----    -----    -----      ----    -----    ----   -----
Income before provision for income taxes and extraordinary
    loss on extinguishment of debt ...........................    11.8      7.5      7.4      5.2       2.5      4.8     2.1     4.3
Provision for income taxes ...................................     4.7      3.0      2.9      2.0       1.0      1.9     0.8     1.6
                                                                 -----    -----    -----    -----      ----    -----    ----   -----
Net income before extraordinary item .........................     7.1      4.5      4.5      3.2       1.5      2.9     1.3     2.7
Extraordinary loss on extinguishment of debt, net of taxes ...               --      0.5      0.4        --       --      --      --
                                                                 -----    -----    -----    -----      ----    -----    ----   -----
Net income ...................................................     7.1      4.5      4.0      2.8       1.5      2.9     1.3     2.7
                                                                 =====    =====    =====    =====      ====    =====    ====   =====

EBITDA (1) ...................................................    21.4     13.5     17.6     12.4       5.7     10.9     5.4    11.1

----------

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

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000


      Net Sales. Net sales for the nine months ended September 30, 2001 increased by $15.8 million, or 11.1%, to $158.2 million from $142.4 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, installation units increased 3.2% and revenue per installation unit increased an average of 8.6%. The increase in Diamond's average revenue per installation unit is attributable to stabilization of price compression and to its sales mix.

      Gross Profit. Gross profit for the nine months ended September 30, 2001 increased by $14.8 million, or 15.1%, to $113.1 million from $98.3 million for the nine months ended September 30, 2000. Gross profit increased as a percentage of sales to 71.5% for the nine months ended September 30, 2001 from 69.0% for the nine months ended September 30, 2000. The increase in gross profit for the nine months ended September 30, 2001 was primarily due to the increased level of sales and average revenue per installation unit compared to the nine months ended September 30, 2000.

      Operating Expenses. Operating expenses for the nine months ended September 30, 2001 increased by $10.8 million, or 13.0%, to $93.7 million from $82.9 million for the nine months ended September 30, 2000. Operating expenses increased as a percentage of sales to 59.2% for the nine months ended September 30, 2001 from 58.2% for the nine months ended September 30, 2000. The increase in operating expense during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 was due to higher wage expenses caused by certain wage rate pressures, including increased medical insurance and workers compensation insurance costs, primarily at the service center level. The increase in aggregate operating expenses was also due to an increase in vehicle related expenses, increased promotional activity and greater service and distribution center occupancy costs primarily due to expansion and an overall growth in sales.

      Depreciation and amortization expense for the nine-month period ended September 30, 2001 decreased by $0.3 million, or 14.3%, to $1.8 million from $2.1 million for the nine months ended September 30, 2000. This decrease is primarily related to a continuing decrease in owned vehicles in favor of a vehicle lease program.


      Income From Operations. Income from operations for the nine months ended September 30, 2001 increased by $4.0 million, or 26.0%, to $19.4 million from $15.4 million for the nine months ended September 30, 2000. This increase was primarily due to the increase in average revenue per installation unit and was partially offset by an increase in operating expenses as discussed above.

      Interest Expense. Interest expense for the nine months ended September 30, 2001 decreased $0.4 million to $7.7 million from $8.1 million for the nine months ended September 30, 2000. Cash interest expense was $7.0 million for the nine months ended September 30, 2001 compared to $7.4 million for the nine months ended September 30, 2000. The decrease was primarily due to a reduction in outstanding borrowings under the credit facility during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

      Net Income. Net income for the nine months ended September 30, 2001 increased by $3.1 million to $7.1 million from $4.0 million for the nine months ended September 30, 2000. Net income as a percentage of sales increased to 4.5% for the nine months ended September 30, 2001 from 2.8% for the nine months ended September 30, 2000. The increase in net income and net income margin during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses and in the provision for income taxes.

      EBITDA. EBITDA for the nine months ended September 30, 2001 increased by $3.8 million, or 21.6%, to $21.4 million from $17.6 million for the nine months ended September 30, 2000. EBITDA as a percentage of sales increased to 13.5% for the nine months ended September 30, 2001 from 12.4% for the nine months ended September 30, 2000. The increase in EBITDA and EBITDA margin for the nine months ended September 30, 2001 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses as discussed above.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000


      Net Sales. Net sales for the three months ended September 30, 2001 increased by $3.7 million, or 7.6%, to $52.3 million from $48.6 million for the three months ended September 30, 2000. During the three months ended September 30, 2001, installation units increased by 3.2% and revenue per installation unit increased an average of 4.5%. The increase in Diamond's average revenue per installation unit is attributable to stabilization of price compression and to its sales mix.

      Gross Profit. Gross profit for the three months ended September 30, 2001 increased by $3.3 million, or 9.8%, to $37.1 million from $33.8 million for the three months ended September 30, 2000. Gross profit increased as a percentage of sales to 70.9% for the three months ended September 30, 2001 from 69.5% for the three months ended September 30, 2000. The increase in gross profit for the three months ended September 30, 2001 was primarily due to the increased level of sales and average revenue per installation unit compared to the three months ended September 30, 2000.

      Operating Expenses. Operating expenses for the three months ended September 30, 2001 increased by $3.0 million, or 10.3%, to $32.1 million from $29.1 million for the three months ended September 30, 2000. Operating expenses increased as a percentage of sales to 61.4% for the three months ended September 30, 2001 from 59.9% for the three months ended September 30, 2000. The increase in operating expense during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was due to higher wage expenses caused by certain wage rate pressures, including increased medical insurance and workers compensation insurance costs, primarily at the service center level. The increase in aggregate operating expenses was also due to an increase in vehicle related expenses, including auto insurance, increased promotional activity and greater service and distribution center occupancy costs primarily due to expansion, and an overall growth in sales.

      Depreciation and amortization expense for the period ended September 30, 2001 decreased by $0.1 million, or 14.3%, to $0.6 million from $0.7 million for the three months ended September 30, 2000. This decrease is primarily related to a continuing decrease in owned vehicles in favor of a vehicle lease program.

      Income From Operations. Income from operations for the three months ended September 30, 2001 increased by $0.3 million, or 6.4%, to $5.0 million from $4.7 million for the three months ended September 30, 2000. This increase was primarily due to the increase in average revenue per installation unit and was partially offset by an increase in operating expenses as discussed above.

      Interest Expense. Interest expense held constant at $2.6 million for the three months ended September 30, 2001 and 2000. Cash interest expense also held constant at $2.3 million for the three months ended September 30, 2001 and 2000.

      Net Income. Net income for the three months ended September 30, 2001 increased by $0.2 million to $1.5 million from $1.3 million for the three months ended September 30, 2000. Net income as a percentage of sales increased to 2.9% for the three months ended September 30, 2001 from 2.7% for the three months ended September 30, 2000. The increase in net income and net income margin during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses and in the provision for income taxes.

      EBITDA. EBITDA for the three months ended September 30, 2001 increased by $0.3 million, or 5.6%, to $5.7 million from $5.4 million for the three months ended September 30, 2000. The increase in EBITDA for the three months ended September 30, 2001 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses as discussed above.

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

      Net Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2001 increased by $1.6 million to $10.0 million from $8.4 million for the nine months ended September 30, 2000. The increase was primarily attributable to an increase in Diamond's net earnings and accrued expenses and a decrease in deferred income taxes that was partially offset by an increase in inventory and accounts receivable and decrease in accounts payable.

      Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2001 increased $2.1 million to $2.7 million from $0.6 million for the nine months ended September 30, 2000. The primary reason for the variance was an increase in capital expenditures.

      Net Cash Used in Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2001 decreased $7.2 million to $0.6 million from $7.8 million for the nine months ended September 30, 2000. The primary reason for this variance was a decrease in Credit Facility payments over borrowings for the nine months ended September 30, 2001 to $0.5 million from $7.5 million for the nine months ended September 30, 2000.

      Capital Expenditures. Capital expenditures for the nine months ended September 30, 2001 were $2.7 million, as compared to $0.7 million for the nine months ended September 30, 2000. Capital expenditures for the nine months ended September 30, 2001 were made primarily to fund the continued upgrade of Diamond's management information systems.

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

                                     PART II

                                OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Reports on Form 8-K.

          There were no reports on form 8-K filed during the quarter ended September 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DIAMOND TRIUMPH AUTO GLASS, INC.




Date: November 14, 2001          By:  /s/  Michael A. Sumsky
                                     -------------------------------------------
                                     Name:   Michael A. Sumsky
                                     Title:  Executive Vice President
                                             Chief Financial Officer and General
                                             Counsel (Principal Financial and
                                             Chief Accounting Officer)