Form 10-K
period 2001-12-31
DIAMOND TRIUMPH AUTO GLASS INC
filed 2002-03-13
CIK 1109531

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


            For the Fiscal Year Ended December 31, 2001


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-33572

                        DIAMOND TRIUMPH AUTO GLASS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                               23-2758853
      (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
   of Incorporation or Organization)


     220 Division Street, Kingston,                             18704
              Pennsylvania                                    (Zip Code)
 (Address of Principal Executive Office)


       Registrant's telephone number, including area code: (570) 287-9915

                             ----------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

                             ----------------------

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


                               Yes [ X ] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


                            ----------------------


      There is no public market for the registrant's stock. Diamond had 1,000,000 shares of Common Stock (the "Common Stock"), par value $0.01 per share, and 35,000 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock (the "Preferred Stock"), par value $0.01 per share, outstanding as of March 13, 2002.


                      Documents Incorporated by Reference:


                                      None.

                                     PART I

ITEM 1.     BUSINESS

Overview

      Diamond is a leading provider of automotive glass replacement and repair services in the United States. At December 31, 2001, Diamond operated a network of 256 automotive glass service centers, approximately 1,153 mobile installation vehicles and six distribution centers in 43 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales, net income and EBITDA (income before income taxes and extraordinary item, interest expense, depreciation and amortization) for the year ended December 31, 2001, were $201.4 million, $5.0 million and $21.5 million, respectively.

      Diamond believes that, due to its sole focus on automotive glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond's low cost structure enables it to serve all markets of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing companies, rental car companies, car dealerships, body shops, utilities and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. Diamond's 2001 sales to individual consumers, commercial customers and insurance customers represented approximately 25.8%, 37.0% and 37.2% of total sales, respectively. While the two largest participants in the industry primarily focus on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufacture automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

      Diamond's sole focus on automotive glass replacement and repair, combined with its aggressive cost controls, strong purchasing power and efficient internal distribution system, have positioned Diamond as one of the lowest cost providers of automotive glass replacement and repair services. These competitive attributes, together with localized marketing efforts, have enabled Diamond's new service centers to quickly establish a base of local consumer and commercial installation business from which Diamond services all three of its customer markets.

      Diamond's financial performance reflects attractive service center-level economics. The cash required to open a new service center, including inventory net of trade payables, averages $39,900. In 2001, over 80% of Diamond's installations and repairs were performed by mobile technicians at a customer's home or workplace. Due to the high percentage of mobile installations and repairs which Diamond performs, service centers are typically located in commercial or industrial areas, where rents are generally available at low cost. In 2001, Diamond's 169 mature service centers (service centers open for four years or longer) averaged approximately $949,000 in sales and approximately $192,000 of branch operating profit per location. For the year ended December 31, 2001, approximately 92% of Diamond's mature service centers achieved positive branch operating profitability. Management believes that, with enhanced emphasis on marketing, personnel evaluation, effective cost controls and inventory management, Diamond will increase this percentage of branch operating profitability in mature service centers.

      Management believes that the high volume of its automotive glass purchases position Diamond as an important customer of the primary automotive glass manufacturers, thereby reducing Diamond's exposure to product shortages and maximizing its ability to purchase automotive glass at the lowest available cost. Diamond's purchasing program utilizes the major domestic original equipment manufacturers for truckload and spot purchases, and importation of containers from the larger manufacturers throughout the world. Management believes that the scope and flexibility of Diamond's purchasing program and its efficient distribution system have enabled Diamond to achieve higher service levels and a lower cost of goods than most of its competitors.

History

      Diamond was founded in 1923 by the grandfather of Kenneth Levine and Richard Rutta, Diamond's Co-Chairmen of the Board. Diamond continues to operate a service center at the location of its original store in Scranton, Pennsylvania. Messrs. Levine and Rutta joined Diamond in 1979, when Diamond operated only one service center, and acquired Diamond in 1987, when Diamond operated ten service centers in Pennsylvania and New York. Under the management of Messrs. Levine and Rutta, Diamond has expanded its service center and distribution network to serve 256 locations at the end of 2001.

Recapitalization

      On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things, Green Equity Investors II, L.P. acquired 77.0% of the Common Stock and 80.0% of the Preferred Stock. This transaction was consummated on March 31, 1998. Concurrently therewith, Diamond issued $100 million in aggregate principal amount of 9 1/4% Senior Notes (the "Notes") and entered into a credit facility, under which Diamond borrowed $12.5 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Significant Accouting Policies -- Income Tax" for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of the recapitalization.

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

Customers and Marketing

      Diamond provides automotive glass replacement services to each of the industry's customer markets, which include individual consumers, commercial customers and insurance customers. Management believes that, in addition to capturing additional consumer sales, broadening Diamond's service center network and geographic coverage will facilitate Diamond's efforts to obtain an increased share of the national insurance and fleet markets, whose participants generally establish multiple providers for their automotive glass replacement requirements. In 2001, Diamond's top ten customer accounts comprised approximately 22.1% of total sales and no single customer account exceeded 5.9% of total sales.

      Diamond's marketing is conducted through a combination of prominent Yellow Pages advertising and by a direct sales force of 163 representatives. Yellow Pages advertising is supported by customer service representatives and extended hour call centers that answer telephone inquiries, schedule service appointments and arrange emergency service. Sales representatives market Diamond's services to insurance claim centers, local agents, fleet operators, automobile dealers and body shops and have established relationships at all levels of the major insurance, fleet and rental car company organizations.

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

      Commercial Customers. Diamond markets to commercial customers through its direct sales force, which emphasizes high quality service at a low cost. Diamond's commercial market customers include commercial fleet leasing companies, rental car companies, car dealerships, body shops, utilities and government agencies. Diamond's customers in the commercial market include Avis Rent-A-Car, Inc., Enterprise Rent-A-Car, USF Holland and Bell Atlantic Corporation (Verizon). Management believes that Diamond's expanding geographic coverage will enable Diamond to obtain an increased share of the national fleet automotive glass replacement business.

      Insurance Customers. Diamond markets its services to all levels of the insurance industry, including local agents, claims offices and centralized call centers. In addition to marketing directly to insurance companies through its direct sales force, Diamond participates as an approved service provider within glass replacement networks administered by third parties, including certain of Diamond's competitors. These third party networks act as outsourced claims administrators under contract to an insurance company. Historically, insurance companies that participate in these networks have required that more than one service provider provide automotive glass replacement and repair services in order to ensure competitive pricing and high quality service. Diamond is an approved service provider for many national insurance carriers, including State Farm Insurance Company, Allstate Insurance Company and Travelers Property Casualty Corporation.

Service Centers

      Diamond's repair and installation service is performed either on-site at a service center location or at a customer's home or workplace by a mobile technician. At December 31, 2001, Diamond operated a network of 256 automotive glass service centers, approximately 1,153 mobile installation vehicles and six distribution centers in 43 states. In 2001, over 80% of Diamond's installations and repairs were performed by mobile technicians at a customer's home or workplace. Due to the high percentage of mobile installations and repairs which Diamond performs, service centers are typically located in commercial or industrial areas, where rents are generally available at low cost.

      Diamond's automotive glass service centers are operated under the following service marks: Triumph Auto Glass and Diamond Auto Glass in the Northeast and Mid-Atlantic; and Triumph Auto Glass in the Midwest, Southeast, Southwest and Western. Any expansion into new states will be under the Triumph Auto Glass registered service mark. The company opened 24 new service centers and two distribution centers in 2001, and plans to continue in its current service center expansion mode.

      The following chart provides information concerning Diamond's service center openings from 1990 to 2001:

                                           Service       % Increase
                                           Centers       Over Prior
        Year    Openings   Consolidation   At Year End   Year
        ----    --------   -------------   -----------   ----------

        1990.....   6          --             24            33.3%
        1991.....   7          --             31            29.2%
        1992.....  12          --             43            38.7%
        1993.....  17          --             60            39.5%
        1994.....  31          --             91            51.7%
        1995.....  17           3             105           15.4%
        1996.....  39           2             142           35.2%
        1997.....  33           1             174           22.5%
        1998.....  33           1             206           18.4%
        1999.....  24           4             226           9.7%
        2000.....   7           1             232           2.7%
        2001.....  24          --             256           10.3%

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

Distribution System

      Diamond currently operates six distribution centers which operate seven days a week and are located in Kingston, Pennsylvania; Columbus, Ohio; Atlanta, Georgia; Rock Island, Illinois; Dallas, Texas and Denver, Colorado. Diamond's efficient distribution system enables Diamond to make regular deliveries to substantially all of its service centers both to replenish stock and to provide automotive glass that is not carried in service center inventories. Through its distribution centers, Diamond supports a significant portion of its sales with internally distributed product, with the remainder being purchased from the spot market. Diamond's highly efficient distribution system, combined with a successful inventory management program at its service centers, enables Diamond to meet immediate service demands at a lower cost than if larger quantities of automotive glass were required to be purchased in the spot market.

Suppliers

      Management believes that the high volume of its automotive replacement glass ("ARG") purchases position Diamond as an important customer of the primary automotive glass manufacturers, thereby reducing Diamond's exposure to product shortages and maximizing its ability to purchase ARG at the lowest available cost. Diamond's purchasing program utilizes the major domestic original equipment manufacturers for truckload and spot purchases, and importation of containers from the larger manufacturers throughout the world. Management believes that the scope and flexibility of Diamond's purchasing program and its efficient distribution system have enabled Diamond to achieve higher service levels and a lower cost of goods than those of most of its competitors.

      Diamond has numerous domestic and foreign suppliers, and is continuing to expand its supplier network by utilizing additional foreign suppliers in order to guard against product shortages and to reduce the overall cost of ARG. In 2001, no single supplier represented more than 17% of Diamond's ARG purchases. Due to the competitive nature of the automotive glass manufacturing industry, Diamond does not anticipate any substantial difficulty in sourcing its ARG requirements in the foreseeable future.

      On February 28, 2001, several U.S. glass manufacturers petitioned the Federal Trade Commission requesting the imposition of antidumping duties on imports of ARG windshields from the People's Republic of China. A duty determination was issued on February 4, 2002 by the Department of Commerce, the governing body that sets preliminary duty rates, ranging from 3.70% to 9.67% for certain suppliers of Diamond located in the People's Republic of China. Management believes that Diamond has significantly minimized any adverse impact of these duty rates to its purchasing costs by shifting a substantial amount of its ARG purchases from suppliers in the People's Republic of China to suppliers in the People's Republic of China at the lower end of the duty range and to suppliers located outside of the People's Republic of China.

Competition

      The automotive glass replacement and repair industry is highly competitive, with customer decisions based on price, customer service, technical capabilities, quality, advertising and geographic coverage. The competition in the industry could result in additional pricing pressures, which would negatively affect Diamond's results of operations. In addition, certain of Diamond's competitors provide insurance companies with claims management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. While the market is generally highly fragmented, Diamond competes against several other large competitors in this market, the largest three of which are Safelite Glass Corporation, LYNX Services from PPG, L.L.C. and Harmon AutoGlass, a division of Apogee Enterprises, Inc.

Employees

      As of December 31, 2001, Diamond employed 1,868 persons. None of Diamond's employees are covered by a collective bargaining agreement, and Diamond believes that its relationships with its employees are good.

                      FACTORS AFFECTING FUTURE PERFORMANCE

Diamond is substantially leveraged and has significant debt service obligations which could impair its ability to pay the amounts due under the Notes.

      Diamond is substantially leveraged and has significant debt service obligations, which could impair its ability to pay the amounts due under the Notes. As of December 31, 2001, Diamond's aggregate consolidated indebtedness was approximately $100.0 million, and Diamond had $54.5 million (liquidation preference) of outstanding Preferred Stock and a stockholders' deficit of $82.4 million.

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

      If Diamond is unable to generate sufficient cash flows from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its indebtedness, including the Notes, or to obtain additional financing or to dispose of material assets or discontinue certain of its operations. The credit facility and the indenture governing the Notes restrict Diamond's ability to sell assets and/or use the proceeds therefrom. Diamond cannot give the assurance that any refinancing or asset sales would be possible under its debt instruments existing at that time and that the proceeds which Diamond could realize from such refinancing or asset sales would be sufficient to meet its obligations then due or that Diamond could obtain any additional financing.

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

      Diamond's continued growth depends to a significant degree on its ability to open new service centers in existing and new markets and to operate these service centers on a profitable basis. In addition, Diamond will require additional distribution centers as it implements its program to expand its service centers to achieve a nationwide presence. Diamond's ability to expand will depend, in part, on business conditions and the availability of qualified managers and service representatives, and sufficient capital. The company opened 24 new service centers and two distribution centers in 2001, and plans to continue in its current service center expansion mode. A decline in Diamond's overall financial performance may adversely impact its ability to expand in the future. Diamond expects that the net cash generated from operations, together with borrowings under the credit facility, should enable it to finance the expenditures related to its expansion. However, Diamond cannot assure you that:

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

      Weather has historically affected Diamond's sales and net income, with severe weather generating increased sales and net income and mild weather resulting in lower sales and net income. In addition, Diamond's business is somewhat seasonal, with the fourth quarter traditionally its slowest period of activity. Diamond believes these seasonal trends will continue for the foreseeable future. Although Diamond's installation units increased by only 2.7% in fiscal 2001, revenue per installation unit increased an average of 7.2% in 2001. The increase in Diamond's average revenue per installation unit is attributable to the stabilization of price compression and to its sales mix.

Diamond competes against other large companies that may be better equipped to provide customers with automotive glass replacement and repair services.

      The automotive glass replacement and repair industry is highly competitive, with customer decisions based on price, customer service, technical capabilities, quality, advertising and geographic coverage. The competition in the industry could result in additional pricing pressures, which could negatively affect Diamond's results of operations. In addition, certain of Diamond's competitors provide insurance companies with claims management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. While the market is generally highly fragmented, Diamond also competes against several other large competitors in this market, the largest three of which are Safelite Glass Corporation, LYNX Services from PPG, L.L.C. and Harmon AutoGlass, a division of Apogee Enterprises, Inc. Many of Diamond's competitors have substantially less leverage than Diamond, which may allow them greater flexibility in managing their operations. Diamond cannot assure you that it will be able to continue to compete effectively with these or other competitors. See "Business--Competition."

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

      Green Equity Investors II, L.P., an investment partnership managed by Leonard Green and Partners, L.P. ("LGP"), owns 77.0% of the outstanding shares of Diamond's Common Stock and 80.0% of the outstanding shares of Diamond's Preferred Stock. As a result, Green Equity Investors II, L.P. has the power to elect all of the members of Diamond's board of directors, to approve all amendments to Diamond's certificate of incorporation and bylaws and to effect fundamental corporate transactions such as mergers, asset sales and public offerings. Diamond cannot assure you that the interests of Green Equity Investors II, L.P. will not conflict with the interests of the holders of the Notes. See "Security Ownership of Certain Beneficial Owners and Management."

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

ITEM 2.     PROPERTIES

      The following chart provides information concerning Diamond's headquarters, distribution facilities and emergency call centers, all of which are leased:

                Facility             Function              Area in Square Feet
                --------             --------              -------------------

              Kingston, PA.......... Headquarters              121,000
                                     Distribution Center
                                     Call Center
              Columbus, OH.......... Distribution Center        26,000
                                     Call Center
              Atlanta, GA........... Distribution Center        20,000
              Rock Island, IL....... Distribution Center        16,000
              Dallas, TX............ Distribution Center        12,000
              Denver, CO............ Distribution Center         9,400
              Scranton, PA.......... Call Center                 5,000

      The following chart provides information concerning the number and location of Diamond's service centers, all of which are leased:


                  Number of                         Number of
                   Service                          Service
   State           Centers       State              Centers
   -----           -------       -----              -------

Alabama......         6          Nevada.......         1
Arkansas.....         1          New Hampshire         5
California...         2          New Jersey...        11
Colorado.....         6          New Mexico...         1
Connecticut.          6          New York.....        28
Delaware.....         2          North Carolina.....   8
Florida......        11          Ohio.........        11
Georgia......         9          Oklahoma.....         2
Illinois.....         6          Oregon.......         3
Indiana......         7          Pennsylvania.        27
Iowa.........         3          Rhode Island.         1
Kansas.......         4          South Carolina.....   4
Kentucky.....         3          South Dakota.         1
Louisiana....         4          Tennessee....         5
Maine........         3          Texas........         9
Maryland.....         8          Utah.........         2
Massachusetts...     10          Vermont......         4
Michigan.....         8          Virginia.....        12
Minnesota....         3          West Virginia         5
Mississippi.          1          Washington...         2
Missouri.....         4          Wisconsin....         5
Nebraska.....         2

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      There is no established public market for Diamond's Common Stock or Preferred Stock.

      At March 13, 2002, there were five holders of record of Diamond's Common Stock and three holders of record of Diamond's Preferred Stock.

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

ITEM 6.     SELECTED FINANCIAL DATA

      The selected historical and unaudited pro forma condensed financial data as of December 31, 1997, 1998, 1999, 2000 and 2001 and for each of the years then ended has been derived from Diamond's audited financial statements. The report of KPMG LLP, independent auditors, on Diamond's Financial Statements as of December 31, 2000 and 2001, and for each of the years in the three year period ended December 31, 2001, is included elsewhere herein.

      This summary historical and unaudited pro forma condensed financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Diamond's Financial Statements and the related notes thereto appearing elsewhere in this Annual Report.


                                                                     Years Ended December 31,
                                                                     ------------------------
                                                  1997          1998         1999           2000          2001
                                                  ----          ----         ----           ----          ----
                                                                      (dollars in thousands)
Statement of Operating Data:

Sales .......................................   $ 122,005     $ 149,609     $ 164,520     $ 184,015     $ 201,366

Cost of sales ...............................      36,702        43,851        51,456        56,585        58,049
                                                ---------     ---------     ---------     ---------     ---------
Gross profit ................................      85,303       105,758       113,064       127,430       143,317

Operating expenses ..........................      74,696        89,764       101,894       111,814       124,501
                                                ---------     ---------     ---------     ---------     ---------

Income from operations ......................      10,607        15,994        11,170        15,616        18,816

Interest income .............................        (184)         (120)          (31)          (57)         (191)

Interest expense ............................        --           8,162        11,054        10,674        10,305
                                                ---------     ---------     ---------     ---------     ---------

Net income before provision for

income taxes and extraordinary item .........      10,791         7,952           147         4,999         8,702

Provision for income taxes ..................        --             (37)          138         2,135         3,733

Extraordinary loss on extinguishment
of debt, net of income taxes of $336 ........        --            --            --             504          --
                                                ---------     ---------     ---------     ---------     ---------

Net income ..................................      10,791         7,989             9         2,360         4,969

Preferred stock dividends ...................        --           3,246         4,800         5,403         6,081
                                                ---------     ---------     ---------     ---------     ---------

Net income (loss) applicable to
common stockholders .........................   $  10,791     $   4,743     $  (4,791)    $  (3,043)    $  (1,112)
                                                =========     =========     =========     =========     =========

Pro forma (1):
Historical income before provision
for income taxes ............................   $  10,791     $   7,952

Pro forma provision for income taxes ........       4,316         3,181
                                                ---------     ---------

Pro forma net income ........................   $   6,475     $   4,771
                                                =========     =========

Other Data:
EBITDA(2).............................            $18,029     $  18,524     $  13,796     $  18,447     $  21,462

EBITDA margin ..............................         14.8%         12.4%          8.4%         10.0%         10.7%

Non-vehicle capital expenditures............      $ 1,514     $   1,856     $   1,892     $   1,076     $   2,915

Vehicle capital expenditures ................         859           673           479           182         1,300
                                                ---------     ---------     ---------     ---------     ---------
Total capital expenditures ..................       2,373         2,529         2,371         1,258         4,215

Ratio of earnings to fixed charges
(excluding preferred stock dividends)
(3) .........................................                     1.97x         1.01x         1.47x         1.84x

Service centers operated at period end ......         174           206           226           232           256

Balance Sheet Data (at period end):
Cash and cash equivalents ...................   $   6,255     $     301     $      94     $      25     $   6,592
Total assets ................................      36,687        90,692        87,519        87,995        91,846
Total debt ..................................        --         108,500       107,500       100,500       100,000
Redeemable cumulative preferred stock .......        --          38,246        43,046        48,449        54,530
Stockholders' equity (deficit) ..............      23,285       (73,441)      (78,232)      (81,275)      (82,387)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Diamond is a leading provider of automotive glass replacement and repair services in the United States. At December 31, 2001, Diamond operated a network of 256 automotive glass service centers, approximately 1,153 mobile installation vehicles and six distribution centers in 43 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales, net income and EBITDA for the year ended December 31, 2001 were $201.4 million, $5.0 million and $21.5 million, respectively.

      Diamond believes that, due to its sole focus on automotive glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond's low cost structure enables it to serve all markets of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing companies, rental car companies, car dealerships, body shops, utilities and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. Diamond's 2001 sales to individual consumers, commercial customers and insurance customers represented approximately 25.8%, 37.0% and 37.2% of total sales, respectively. While the two largest participants in the industry primarily focus on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufacture automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

Recapitalization

      On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things: (1) Diamond declared and paid a dividend of 3,500 shares of Preferred Stock (equal to 10.0% of the Preferred Stock outstanding after the Recapitalization, as defined below) to each of Kenneth Levine and Richard Rutta;
(2) Kenneth Levine and Richard Rutta transferred all of the issued and outstanding shares of each of the affiliated entities to Diamond in consideration for which Diamond issued 6,950,000 shares of Common Stock to Kenneth Levine and Richard Rutta; (3) each of the affiliated entities merged with and into Diamond; (4) Green Equity Investors II, L.P. purchased: (A) 770,000 shares of Common Stock, equal to 77.0% of the Common Stock outstanding after the Recapitalization, for aggregate consideration equal to $15.4 million, and (B) 28,000 shares of Preferred Stock, equal to 80.0% of the Preferred Stock outstanding following the Recapitalization, for an aggregate consideration of $28.0 million; (5) Norman Harris and Michael A. Sumsky purchased an aggregate of 30,000 shares of Common Stock, equal to 3.0% of the Common Stock outstanding after the Recapitalization, for aggregate consideration of $600,000; and (6) Diamond redeemed from Kenneth Levine and Richard Rutta all of the Common Stock owned by them (other than 100,000 shares owned by each of them) for approximately $150.7 million in cash, which resulted in each of Kenneth Levine and Richard Rutta owning 10.0% of the Common Stock outstanding after the Recapitalization. These transactions were consummated on March 31, 1998, and together constitute the "Recapitalization." Concurrently with the Recapitalization, Diamond issued the Notes and entered into a credit facility with a syndicate of financial institutions, under which Diamond borrowed $12.5 million in connection with the Recapitalization. See "-- Significant Accouting Policies -- Income Tax" for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of the Recapitalization.

Results of Operations

      The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Financial Statements of Diamond and the notes thereto included elsewhere in this Annual Report.

      The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the years ended December 31, 1999, 2000 and 2001.


                                                            Years Ended December 31,
                                              --------------------------------------------------
                                                     1999             2000             2001
                                              ---------------    ----------      ---------------
                                                 $        %        $        %        $        %
                                              ------    -----    -----    -----   ------    ----
                                                              (dollars in millions)

Sales ....................................     164.5    100.0    184.0    100.0    201.4    100.0

Cost of Sales ............................      51.4     31.2     56.6     30.8     58.1     28.8
                                             -------    -----    -----    -----    -----    -----

Gross Profit .............................     113.1     68.8    127.4     69.2    143.3     71.2

Operating Expenses .......................     101.9     61.9    111.8     60.8    124.5     61.8
                                             -------    -----    -----    -----    -----    -----
Income from Operations ...................      11.2      6.8     15.6      8.4     18.8      9.4

Interest Income ..........................       0.0      0.0     (0.1)     0.1     (0.2)     0.1

Interest Expense .........................      11.0      6.7     10.7      5.8     10.3      5.1
                                             -------    -----    -----    -----    -----    -----
                                                11.0      6.7     10.6      5.7     10.1      5.0
                                             -------    -----    -----    -----    -----    -----

Income before Provision for Income Taxes
  and Extraordinary Item .................       0.2      0.1      5.0      2.7      8.7      4.3

Provision for Income Taxes ...............       0.2      0.1      2.1      1.1      3.7      1.8

Extraordinary Loss on Debt Extinguishment,
  Net of Income Taxes of $0.3 ............       0.0      0.0      0.5      0.3      0.0      0.0
                                             -------    -----    -----    -----    -----    -----

Net Income ...............................       0.0      0.0      2.4      1.3      5.0      2.5
                                             =======    =====    =====    =====    =====    =====

Net Loss Applicable to
  Common Stockholders ....................      (4.8)    (2.9)    (3.0)    (1.6)    (1.1)    (0.5)
                                             =======    =====    =====    =====    =====    =====

Net Income ...............................       0.0      0.0      2.4      1.3      5.0      2.5

Interest Expense .........................      11.0      6.7     10.7      5.8     10.3      5.1
Income Tax ...............................       0.2      0.1      2.1      1.1      3.7      1.8
Depreciation Expenses ....................       2.6      1.6      2.7      1.5      2.5      1.3
Extraordinary Loss on Debt Extinguishment,
  Net of Income Taxes of $0.3 ............       0.0      0.0      0.5      0.3      0.0      0.0
                                             -------    -----    -----    -----    -----    -----

EBITDA (1) ...............................      13.8      8.4     18.4     10.0     21.5     10.7
                                             =======    =====    =====    =====    =====    =====

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Sales. Sales for 2001 increased by $17.4 million, or 9.5%, to $201.4 million from $184.0 million for 2000. The increase in sales was attributable to an increase in installation units and revenue per installation unit. Although installation units increased only 2.7%, due primarily to weaker demand, revenue per installation unit increased an average of 7.2%. The increase in Diamond's average revenue per installation unit is attributable to stabilization of price compression and to its sales mix.

      Gross Profit. Gross profit for 2001 increased by $15.9 million, or 12.5%, to $143.3 million from $127.4 million for 2000. Gross margin increased as a percentage of sales to 71.2% for 2001 from 69.2% for 2000. The increase in gross margin was primarily due to the increased level of sales and average revenue per installation unit in 2001.

      Operating Expenses. Operating expenses for 2001 increased by $12.7 million, or 11.4%, to $124.5 million from $111.8 million for 2000. Operating expenses increased as a percentage of sales to 61.8% for 2001 from 60.8% for 2000. The increase in operating expenses during 2001 was primarily due to higher wage expense, primarily at the service center level caused by wage rate pressures including increased medical insurance and workers compensation insurance costs; costs related to service center and distribution center expansion; an increase in vehicle related expenses including auto insurance and increased promotional expense and occupancy costs. The increase in operating expenses as a percentage of sales is primarily attributable to the increase in operating expenses related to service center and distribution center expansion.

      Depreciation and amortization expense for 2001 decreased by $0.3 million, or 10.7%, to $2.5 million from $2.8 million for 2000. This decrease is primarily attributable to a $0.5 million decrease in depreciation expense due to the inception of a master fleet leasing program during 1997 for the lease of mobile installation and distribution service vehicles. This decrease in expense was partially offset by a $0.1 million increase in amortization and depreciation expense related to certain sales, billing and financial systems software and computer hardware.

      Income from Operations. Income from operations for 2001 increased by $3.2 million, or 20.5%, to $18.8 million from $15.6 million for 2000. This increase was primarily due to the increase in average revenue per installation unit and was partially offset by an increase in operating expenses as discussed above.

      Interest Expense. Interest expense for 2001 decreased by $0.4 million, or 3.7%, to $10.3 million from $10.7 million for 2000. The decrease was due to a reduction in outstanding borrowings under the credit facility during 2001.

      Net Income. Diamond recorded $5.0 million of net income in 2001 compared to $2.4 million in 2000. Net income as a percentage of sales increased to 2.5% for 2001 from 1.3% for 2000. The increase in net income and net income margin during 2001 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses and in the provision for income taxes.

      Net Loss Applicable to Common Stockholders. Net loss applicable to common stockholders for 2001 decreased $1.9 million to $(1.1) million from $(3.0) million for 2000. The decrease was primarily due to the increase in net income as discussed above.

      EBITDA. EBITDA for 2001 increased by $3.1 million, or 16.8%, to $21.5 million from $18.4 million for 2000. EBITDA as a percentage of sales increased to 10.7% for 2001 from 10.0% for 2000. The increase in EBITDA and EBITDA margin during 2001 was primarily due to the impact of higher average revenue per installation unit that was partially offset by an increase in operating expenses as discussed above.

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

      Net Loss Applicable to Common Stockholders. Net loss applicable to common stockholders for 2000 decreased $1.8 million to $(3.0) million from $(4.8) million for 1999. The decrease was primarily due to the increase in net income as discussed above.

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

      Net Cash Provided by Operating Activities. Net cash provided by operating activities for 2001 increased $2.7 million to $11.2 million from $8.5 million for 2000. The increase in cash provided by operating activities for 2001 was due to an increase in Diamond's net earnings and a $3.7 million decrease in deferred income taxes which was partially offset by a $2.2 million increase in inventory. Net cash provided by operating activities for 2000 increased $5.2 million to $8.5 million from $3.3 million for 1999. The increase in cash provided by operating activities for 2000 was due to an increase in Diamond's net earnings and a $4.0 million increase in accounts payable which was partially offset by a $3.4 million increase in accounts receivable and a $2.0 million increase in inventory.

      Net Cash Used in Investing Activities. Net cash used in investing activities for 2001 increased $2.8 million to $4.0 million used from $1.2 million used in investing activities for 2000. Net cash used in investing activities for 2000 decreased $1.1 million to $1.2 million used from $2.3 million used in investing activities for 1999. The primary reason for these variances was a change in capital expenditures.

      Net Cash Used in Financing Activities. Net cash used in financing activities for 2001 decreased $6.7 million to $0.6 million from $7.3 million for 2000 due to less borrowings under the credit facility in 2001. Net cash used in financing activities for 2000 increased $6.1 million to $7.3 million from $1.2 million for 1999 due to increased credit facility payments over borrowings in 2000.

      Capital Expenditures. Capital expenditures were $4.2 million for 2001 as compared to $1.3 million for 2000 and $2.4 million for 1999. Excluding vehicle capital expenditures, capital expenditures were $2.9 million for 2001 as compared to $1.1 million for 2000 and $1.9 million for 1999. Capital expenditures in 2001 were made primarily to fund the continued upgrade of Diamond's management information systems. The most significant capital expenditures contemplated over the next five years will be for the continued enhancement and maintenance of Diamond's management information systems and the continuation of Diamond's expansion program.

      Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements, including those related to the opening of new service centers for the foreseeable future. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the credit facility. See "-- Significant Accouting Policies -- Income Tax" for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of the Recapitalization.

Significant Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.

      Certain accounting estimates and assumptions are particularly sensitive because of their significance to the financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of Diamond with the more significant estimates and judgements are described below.

      Allowance for Doubtful Accounts. Diamond makes assumptions related to the uncollectability of trade accounts receivable. Assumptions used are based on aging of receivables, customer classification and historical company experience.

      Accrued Healthcare and Worker's Compensation Costs. Diamond makes assumptions related to healthcare and worker's compensation cost accruals. Assumptions are based on continued analysis of claim activity, time lag in processing claims and employee census growth.

      Income Tax. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things, Green Equity Investors II, L.P. and other investors acquired 80.0% of the Common Stock and 80.0% of the Preferred Stock (the "Transaction"). The Transaction was consummated on March 31, 1998. For tax purposes, the parties made a joint election under Internal Revenue Code Sec. 338(h)(10), under which the assets and liabilities of the affiliates were recorded at their fair market values for tax purposes resulting in $118.5 million of tax deductible goodwill. A financial statement deferred tax asset was also established on March 31, 1998 in the amount of approximately $44.8 million with a credit to additional paid-in capital as the Transaction was recorded for financial statement purposes as a recapitalization for which purchase accounting was not applied.

     The Internal Revenue Service has recently concluded its audit of the tax periods ended December 31, 1998, 1999, and 2000. As a result of this audit, the Internal Revenue Service issued a notice of proposed adjustments on February 20, 2002, which included a disallowance of the tax deductible goodwill resulting from the aforementioned Transaction. The Internal Revenue Service has asserted that the Transaction did not qualify as a stock purchase, and accordingly, that the election under Internal Revenue Code Section 338(h)(10) was not valid. As a result, tax deductible goodwill would not be recognizable by Diamond.

      The proposed adjustments by the Internal Revenue Service would result in $3.8 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2000, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would be eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill. The carrying amount of these assets at December 31, 2001 is approximately $39.1 million. In addition, Diamond would be responsible to fund a current federal tax liability for 2001 of approximately $2.8 million, plus possible interest and penalties, and any resultant increases in current state tax expense for 2001.

      Diamond strongly believes that the Transaction was properly accounted for, and plans to appeal the Internal Revenue Service's proposed adjustment. If such appeal were ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

Contractual Obligations and Commercial Commitments

      The following summarizes Diamond's contractural cash obligations and other commercial commitments as of December 31, 2001.

                                   Payments Due By Period (dollars in thousands)
                                   ---------------------------------------------

       Contractural Cash Obligations    Total    Less than 1 year  After 5 years
                                      --------   ----------------  -------------
       Long Term Debt                 $100,000         --            100,000
       Operating Leases                    738        738                 --
                                      --------------------------------------
       Total Contractual Cash
         Obligations                  $100,738        738            100,000
                                      ========        ===            =======


                                                     Amount of Commitment
                                                    Expiration Per Period
                                                    (dollars in thousands)
                                                 ---------------------------
       Other Commercial Commitments              Total Amts
                                                 Committed      1-3 years
                                                 ---------      ---------
       Standby Letters of Credit                     $2,924       2,924
       Operating Lease - Contingent Guaranteed
       Residual Value                                 7,583       7,583
                                                 ------------------------
       Total Commercial Commitments                 $10,507      10,507
                                                    =======      ======


Inflation

      Diamond believes that inflation has not had a material impact on its results of operations for 1999, 2000 or 2001.

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

The automotive glass replacement and repair industry is highly competitive, with customer decisions based on price, customer service, technical capabilities, quality, advertising and geographic coverage. The competition in the industry could result in additional pricing pressures, which could negatively affect Diamond's results of operations. In addition, certain of Diamond's competitors provide insurance companies with claims management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. While the market is generally highly fragmented, Diamond also competes against several other large competitors in this market, the largest three of which are Safelite Glass Corporation, LYNX Services from PPG, L.L.C. and Harmon AutoGlass, a division of Apogee Enterprises, Inc. Many of Diamond's competitors have substantially less leverage than Diamond, which may allow them greater flexibility in managing their operations. Diamond cannot assure you that it will be able to continue to compete effectively with these or other competitors. See "Business--Competition."

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Diamond has no material exporure to market risk.

ITEM 8.     FINANCIAL STATEMENTS

      The following financial statements of Diamond, together with the report of the independent auditors thereon, are presented on pages F-1 through F-18 hereof as set forth below:

                          Index to Financial Statements

                                                                            Page
                                                                           ----

Independent Auditors' Report.............................................  F-2

Balance Sheets, December 31, 2001 and 2000...............................  F-3

Statements of Operations for the Years Ended December 31, 2001,
  2000 and 1999..........................................................  F-5

Statements of Stockholders' Equity (Deficit) for the Years
  Ended December31, 2001, 2000 and 1999..................................  F-6

Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999.......................................  F-7

Notes to Financial Statements............................................  F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.....DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information concerning Diamond's directors and executive officers:

     Name                 Age    Position
     ----                 ---    --------

Kenneth Levine...........  48    Co-Chairman of the Board and Director
Richard Rutta............  45    Co-Chairman of the Board and Director
Norman Harris............  47    Chief Executive Officer
Michael A. Sumsky........  43    President, Chief Financial Officer and
                                 General Counsel
Jonathan A. Seiffer......  30    Director
John G. Danhakl..........  46    Director
Jonathan D. Sokoloff.....  44    Director

      Kenneth Levine has been Diamond's Co-Chairman of the Board since March 1998 and a Director of Diamond since March 1987. Mr. Levine served as Co-Chief Executive Officer from March 1998 until January 2002. Mr. Levine joined Diamond in 1979 and served as Diamond's effective Co-President from 1987 to March 1998. In 1987, Mr. Levine, together with Richard Rutta, purchased all of Diamond's outstanding stock.

      Richard Rutta has been Diamond's Co-Chairman of the Board since March 1998 and a Director of Diamond since March 1987. Mr. Rutta served as Co-Chief Executive Officer from March 1998 until January 2002. Mr. Rutta joined Diamond in 1979 and served as Diamond's effective Co-President from 1987 to March 1998. In 1987, Mr. Rutta, together with Kenneth Levine, purchased all of Diamond's outstanding stock.

      Norman Harris was appointed Diamond's Chief Executive Officer in January 2002. Mr. Harris served as Diamond's Executive Vice President from 1995 until March 1998 and as President from March 1998 until January 2002. Mr. Harris joined Diamond in 1993. From 1991 through 1993, Mr. Harris served as President of Inveauto C.A. of Maracay, Venezuela, a fabricator of automotive glass and parts. From 1977 until 1991, Mr. Harris was employed by Safelite Glass Corporation.

      Michael A. Sumsky was appointed Diamond's President in January 2002. Mr. Sumsky continues to serve as Chief Financial Officer and General Counsel as he has since joining Diamond in 1995. Before his appointment as Diamond's President, Mr. Sumsky served as Executive Vice President since 1995. Prior to joining Diamond, Mr. Sumsky was the co-founder of a distributorship of seasonal gift electronics and other consumer products since 1991. Mr. Sumsky was employed by Emerson Radio Corporation in various financial and legal capacities from 1986 to 1989 and from 1990 to 1991. From 1989 to 1990, Mr. Sumsky was an associate at Parker, Duryee, Rosoff & Haft, a New York City law firm.

      Jonathan A. Seiffer has been a Director of Diamond since November 2001. Mr. Seiffer has been a partner of Leonard Green & Partners, L.P. ("LGP"), since January 1999. From December 1997 through January 1999, Mr. Seiffer was a Vice President of LGP. From October 1994 through December 1997, Mr. Seiffer was an associate at LGP. Prior to October 1994, Mr. Seiffer was a member of the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). Mr. Seiffer is also a director of Gart Sports Company, Dollar Financial Group, Inc. and Liberty Group Publishing, Inc.

      John G. Danhakl has been a Director of Diamond since March 1998. Mr. Danhakl has been a partner of LGP since 1995. Mr. Danhakl had previously been a Managing Director at DLJ and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated ("Drexel"). Mr. Danhakl is also a director of Twinlab Corporation, The Arden Group, Inc., Pet-Co Animal Supplies, Inc., Leslie's Poolmart, Inc., Big 5 Corporation, Communications and Power Industries, Inc., Liberty Group Publishing, Inc., VCA Antech, Inc. and several private companies.

      Jonathan D. Sokoloff has been a Director of Diamond since March 1998. Mr. Sokoloff has been a partner of LGP since its formation in 1994. Since 1990, Mr. Sokoloff had been a partner at a merchant-banking firm affiliated with LGP. Mr. Sokoloff had previously been a Managing Director at Drexel. Mr. Sokoloff is also a director of Twinlab Corporation, Gart Sports Company, Rite Aid Corporation, Dollar Financial Group, Inc. and several private companies.

      Except for Messrs. Levine and Rutta, who are first cousins, no family relationship exists between any of Diamond's officers or directors.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

      Summary Compensation Table. The following table provides information about the compensation paid by Diamond to its Co-Chairman of the Board and its two other executive officers during the fiscal years ended December 31, 1999, 2000 and 2001. The Co-Chairman of the Board and the two other executive officers of Diamond are collectively referred to as the "Named Executive Officers."

------------------------------------------------------------------------------------------
                                                                       Long-Term
                                                                    Compensation
                                   Annual Compensation          Awards
                                   ------------------------------------------------------
                                                     Other      Securities     All
                                                     Annual     Underlying    Other
  Name and Principal          Salary               Compensation   Options/   Compensation
       Position       Year      ($)       Bonus        ($)        SARs (#)      ($)
                                          ($)
------------------------------------------------------------------------------------------
Kenneth Levine .....   2001   $300,000       --       --          --         $3,400 (2)
  Co-Chairman of the
Board and Director .   2000   $300,000       --       --          --         $3,168 (2)
                       1999   $300,000       --       --          --         $3,168 (2)

------------------------------------------------------------------------------------------
Richard Rutta ......   2001   $300,000       --       --          --         $3,400 (2)
  Co-Chairman of the
Board and Director .   2000   $300,000       --       --          --         $3,168 (2)
                       1999   $300,000       --       --          --         $3,168 (2)

------------------------------------------------------------------------------------------
Norman Harris ......   2001   $311,539   $149,356(1)  --          --         $3,400 (2)
  Chief Executive
  Officer ..........   2000   $275,000   $100,000(1)  --          --         $3,168 (2)
                       1999   $275,000       --       --          --         $3,168 (2)

------------------------------------------------------------------------------------------
Michael A. Sumsky ..   2001   $286,539   $149,356(1)  --          --         $3,400 (2)
  President,
Chief Financial ....   2000   $250,000   $100,000(1)  --          --         $2,711 (2)
Officer and General
  Counsel ..........   1999   $250,000       --       --          --         $2,711 (2)
------------------------------------------------------------------------------------------

-----------------

(1) This bonus was earned in the year indicated, but paid in the immediately subsequent year.

(2) Represents Diamond's net contribution on behalf of the Named Executive Officer to Diamond's 401(k) Profit Sharing Plan.

      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table provides information regarding the exercise price of stock options during the fiscal year ended December 31, 2001 for each of Diamond's Named Executive Officers and the year-end value of unexercised options held by the Named Executive Officers.

--------------------------------------------------------------------------------
                                                    Number of       Value of
                                                   Securities      Unexercised
                                                   Underlying     In-the-Money
                                                   Unexercised    Options/SARs
                     Shares                       Options/SARs      at Fiscal
      Name         Acquired on   Value Realized     at Fiscal     Year-End ($)
                  Exercise (#)         ($)        Year-End (#)    Exercisable/
                                                  Exercisable/    Unexercisable
                                                  Unexercisable
--------------------------------------------------------------------------------
Kenneth Levine         N/A             N/A             N/A             N/A
--------------------------------------------------------------------------------
Richard Rutta          N/A             N/A             N/A             N/A
--------------------------------------------------------------------------------
Norman Harris           -               -             0/450            0/0
--------------------------------------------------------------------------------
Michael A.              -               -             0/450            0/0
Sumsky
--------------------------------------------------------------------------------

Committees of the Board of Directors

      There are no committees of the Board of Directors.

Compensation of Directors

      Diamond's officers, as well as Messrs. Danhakl, Sokoloff and Seiffer, do not receive any compensation directly for their service on Diamond's Board of Directors. Diamond has agreed, however, to pay LGP certain fees for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. See "Certain Relationships and Related Transactions."

Stock Option Plan

      In September 1998, Diamond's Board of Directors and stockholders approved and adopted the Diamond Triumph Auto Glass, Inc. 1998 Management Stock Option Plan (the "1998 Plan"). The purpose of the 1998 Plan is to provide key employees of Diamond and its subsidiaries with an incentive to remain in the service of Diamond or its subsidiaries, to enhance Diamond's long-term performance and to afford key employees the opportunity to acquire a proprietary interest in Diamond. Currently, the 1998 Plan is administered by Diamond's Board of Directors. An aggregate of 30,000 shares of Common Stock are authorized for issuance under the 1998 Plan. As of December 31, 2001, the Board of Directors had granted options to purchase a total of 29,575 shares of Common Stock under the 1998 Plan. These options vest in five equal annual installments, commencing on the first anniversary of the date of grant. Vested options may not be exercised until the earlier of: (1) 90 days after Diamond's Common Stock has become publicly traded and (2) 91 days prior to the tenth anniversary of the date of grant. The 1998 Plan expires in September 2008.

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

      On March 31, 1998, Diamond entered into an employment agreement with Norman Harris pursuant to which Mr. Harris agreed to serve as the President of Diamond at an annual salary of $275,000, subject to annual review based on Diamond's and the executive's performance. On March 31, 1998, Diamond also entered into an employment agreement with Michael A. Sumsky pursuant to which Mr. Sumsky agreed to serve as the Executive Vice President, Chief Financial Officer and General Counsel of Diamond at an annual salary of $250,000, subject to annual review based on Diamond's and the executive's performance. Each of the agreements with Messrs. Harris and Sumsky also provided for the following:

      (1) An initial term of three years which began on March 31, 1998 and ended on March 31, 2001.

      (2) In addition to his base salary, for each calendar year beginning on January 1, 1998, each executive was entitled to receive an annual bonus equal to a percentage of Diamond's EBITDA in excess of specified thresholds, not to exceed $375,000.

      (3) In the event the executive was terminated by Diamond for cause (as defined in the employment agreement) or in the event the executive resigned, Diamond would pay the executive the executive's base salary through the date of termination.

      (4) In the event the executive was terminated due to death or disability (as defined in the employment agreement), the executive would receive:

            o his base salary for a period of 12 months (but in no event beyond March 31, 2001); and

            o the amount of any bonus payable through the date of termination.

      (5) In the event the executive was terminated by Diamond for any other reason than as provided in clauses (3) and (4) above, the executive would receive:

            o     his base salary through the date of termination;

            o the amount of any bonus payable through the date of termination; and

            o in lieu of any further compensation, severance pay equal to the base salary that the executive would have otherwise received during the period beginning on the date of termination and ending on the earlier of (1) the scheduled termination date of the executive's employment period under the employment agreement and (2) such time as the executive would have obtained other permanent employment for compensation in an amount reasonably comparable to his base salary with Diamond.

      (6) Customary non-competition, non-solicitation provisions, non-disclosure and assignment of inventions provisions.

      The employment agreements with Messrs. Harris and Sumsky discussed above terminated on March 31, 2001. From that date onward, employment between Diamond and each of Messrs. Harris and Sumsky are at-will for both parties.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information regarding the beneficial ownership of Diamond's Common Stock and Preferred Stock, as of March 14, 2002, by (1) each person known by Diamond to be the beneficial owner of more than 5% of the Common Stock, (2) each director, (3) Diamond's Named Executive Officers, and (4) all of Diamond's executive officers and directors as a group. Except as indicated in the footnotes to this table, Diamond believes that the persons named in this table have sole voting and investment power with respect to all of the shares of Common Stock and Preferred Stock indicated.


    --------------------------------------------------------------------------------
                                      Common Stock            Preferred Stock
                                   Beneficially Owned        Beneficially Owned
    --------------------------------------------------------------------------------
                                Number of     Percentage   Number of    Percentage of
       Name                      Shares        of Class     Shares       Shares Class
    --------------------------------------------------------------------------------
    Green Equity Investors       770,000        77.0%       28,000         80.0%
    II, L.P. (1)
    -----------------------------------------------------------------------------
    Jonathan A. Seiffer (1)(2)   770,000        77.0%       28,000         80.0%
    -----------------------------------------------------------------------------
    John G. Danhakl (1)(2)       770,000        77.0%       28,000         80.0%
    -----------------------------------------------------------------------------
    Jonathan D. Sokoloff         770,000        77.0%       28,000         80.0%
    (1)(2)
    -----------------------------------------------------------------------------
    Kenneth Levine               100,000        10.0%        3,500         10.0%
    -----------------------------------------------------------------------------
    Richard Rutta                100,000        10.0%        3,500         10.0%
    -----------------------------------------------------------------------------
    Norman Harris                 15,000         1.5%            -
    -----------------------------------------------------------------------------
    Michael Sumsky                15,000         1.5%            -
    -----------------------------------------------------------------------------
    All directors and          1,000,000       100.0%       35,000       100.00%
    executive officers as a
    group (7 persons)(3)
    -----------------------------------------------------------------------------

(1) The address of Green Equity Investors II, L.P. and Messrs. Seiffer, Danhakl and Sokoloff is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(2) The shares shown as beneficially owned by Messrs. Seiffer, Danhakl and Sokoloff represent the 770,000 shares of Common Stock and the 28,000 shares of Preferred Stock owned of record by Green Equity Investors II, L.P. Green Equity Investors II, L.P. is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of Green Equity Investors II, L.P. Each of Leonard I. Green, Jonathan D. Sokoloff, John G. Danhakl, Peter J. Nolan, Jonathan A. Seiffer and John M. Baumer either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Common Stock owned by Green Equity Investors II, L.P. As such, Messrs. Seiffer, Danhakl and Sokoloff may be deemed to have shared voting and investment power with respect to all shares held by Green Equity Investors II, L.P. However, such individuals disclaim beneficial ownership of the securities held by Green Equity Investors II, L.P., except to the extent of their respective pecuniary interests therein.

(3)   Includes the shares referred to in Note 2 above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED RECAPITALIZATION

Management Services Agreement

      In connection with the Recapitalization, on March 31, 1998, Diamond entered into a Management Services Agreement with LGP pursuant to which LGP receives an annual management fee of $685,000. This fee is subordinated in right of payment to the Notes. The Management Services Agreement also provides that LGP may receive reasonable and customary fees and reasonable expenses from time to time for providing financing, advisory and investment banking services to Diamond in connection with major financial transactions.

Lease

      Kenneth Levine and Richard Rutta are the sole partners of a partnership which leases to Diamond. Diamond's headquarters and distribution facility in Kingston, Pennsylvania and 18 service center locations. Following the Recapitalization, at Diamond's request, Kenneth Levine and Richard Rutta caused the partnership to renew or extend the leases on the facilities through December 31, 2010, on terms substantially similar to those applicable to those facilities on January 15, 1998, provided that the monthly rental amounts increase 4.0% each calendar year beginning January 1, 1999. Rental payments to the partnership for the facilities aggregated $530,000, $551,000 and $573,000 in 1999, 2000 and
2001, respectively.

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

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)    Financial Statements

      (1) All financial statements of Diamond for the year ended December 31, 2001 are filed herewith. See Item 8 of this Annual Report for a list of such financial statements.

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

   -----------------------

(1) Incorporated by reference to Diamond's Registration Statement on Form S-4 filed with the SEC on March 30, 2000.

(2) Incorporated by reference to Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIAMOND TRIUMPH AUTO GLASS, INC.


                                    By: /s/ Kenneth Levine
                                       --------------------------------
                                       Name:  Kenneth Levine
                                       Title: Co-Chairman of the Board

Dated: March 13, 2002


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                Title(s)                         Date
         ---------                --------                         ----

 /s/  Kenneth Levine              Co-Chairman of the Board       March 13, 2002
------------------------------    and Director
      Kenneth Levine


/s/ Richard Rutta                 Co-Chairman of the Board       March 13, 2002
------------------------------    and Director
      Richard Rutta


/s/ Norman Harris                 Chief Executive Officer        March 13, 2002
------------------------------
      Norman Harris


 /s/ Michael A. Sumsky            President, Chief Financial     March 13, 2002
------------------------------    Officer and General Counsel
     Michael A. Sumsky


                                  Director                       March 13, 2002
/s/ Jonathan Seiffer
------------------------------
      Jonathan Seiffer


/s/ John G. Danhakl               Director                       March 13, 2002
------------------------------
      John G. Danhakl


/s/ Jonathan D. Sokoloff          Director                       March 13, 2002
------------------------------
      Jonathan D. Sokoloff

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

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                           ----

Independent Auditors' Report.............................................  F-2

Balance Sheets, December 31, 2001 and 2000...............................  F-3

Statements of Operations for the Years Ended December 31, 2001,
  2000 and 1999..........................................................  F-5

Statements of Stockholders' Equity (Deficit) for the Years
  Ended December 31, 2001, 2000 and 1999.................................  F-6

Statements of Cash Flows for the Years Ended December 31, 2001,
2000 and 1999............................................................  F-7

Notes to Financial Statements............................................  F-8

                          Independent Auditors' Report


The Board of Directors
Diamond Triumph Auto Glass, Inc.:


      We have audited the accompanying balance sheets of Diamond Triumph Auto Glass, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Triumph Auto Glass, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



Allentown, Pennsylvania                                         /s/ KPMG LLP
February 22, 2002

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                                 Balance Sheets

                           December 31, 2001 and 2000

                 (Dollars in Thousands except per share amounts)


                         Assets                               2001       2000
                                                           ---------   ---------

Current assets:
       Cash and cash equivalents                          $  6,592          25
       Accounts receivable, less allowance for doubtful
       accounts of $213 and $462 for 2001 and 2000
          respectively                                      11,596      13,977
       Other receivables                                       387         373
       Inventories                                          16,757      14,581
       Prepaid expenses                                      1,383       1,084
       Deferred income taxes                                 3,540       3,285
                                                          --------    --------

                            Total current assets            40,255      33,325
                                                          --------    --------

Equipment and leasehold improvements:
       Vehicles                                              8,027       9,632
       Computers and office equipment                        3,898       3,274
       Computer software                                     5,968       4,277
       Other equipment                                         636         563
       Leasehold improvements                                  481         319
                                                          --------    --------

                                                            19,010      18,065
       Accumulated depreciation and amortization           (11,211)    (11,911)
                                                          --------    --------

                           Net equipment and leasehold
                            improvements                     7,799       6,154

Unamortized deferred loan costs and senior notes
  discount, net                                              5,183       6,073
Deferred income taxes                                       38,111      42,039
Other assets                                                   498         404
                                                          --------    --------

Total assets                                              $ 91,846      87,995
                                                          ========    ========


                        DIAMOND TRIUMPH AUTO GLASS, INC.

                                 Balance Sheets

                           December 31, 2001 and 2000

                 (Dollars in Thousands except per share amounts)


     Liabilities and Stockholders' Equity (Deficit)          2001         2000
                                                          ------------ ------------

Current liabilities:
       Accounts payable                                           $  10,640       11,952
       Accrued expenses
              Payroll and related items                               4,678        4,226
              Accrued interest                                        2,317        2,329
              Accrued income taxes                                    1,679        1,322
              Other                                                     389          492
                                                                  ---------    ---------
                     Total accrued expenses                           9,063        8,369
                                                                  ---------    ---------

                            Total current liabilities                19,703       20,321
                                                                  ---------    ---------

Long-term debt:
       Bank facility                                                   --            500
       Senior notes                                                 100,000      100,000
                                                                  ---------    ---------
              Total long-term debt                                  100,000      100,500
                                                                  ---------    ---------

                            Total liabilities                       119,703      120,821
                                                                  ---------    ---------

Series A 12% senior redeemable cumulative preferred stock
  - par value $0.01 per share; authorized 100,000 shares;
  issued and outstanding 35,000 in 2001 and 2000, at
  liquidation preference value                                      54,530       48,449
                                                                  ---------    ---------

Stockholders' equity (deficit):
       Common stock, 2001 and 2000 - par value $0.01
       per share; authorized 1,100,000 shares;
       issued and outstanding 1,000,000 shares                           10           10
       Additional paid-in capital                                    41,263       47,344
       Retained earnings (accumulated deficit)                     (123,660)    (128,629)
                                                                  ---------    ---------

                           Total stockholders' equity (deficit)     (82,387)     (81,275)
                                                                  ---------    ---------

Total liabilities and stockholders' equity (deficit)              $  91,846       87,995
                                                                  =========    =========

See accompanying notes to financial statements.


                        DIAMOND TRIUMPH AUTO GLASS, INC.

                            Statements of Operations

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)


                                                     2001          2000         1999
                                                  ----------    ---------    ---------

Net sales                                          $ 201,366      184,015      164,520
Cost of sales                                         58,049       56,585       51,456
                                                   ---------    ---------    ---------

        Gross profit                                 143,317      127,430      113,064
                                                   ---------    ---------    ---------

Operating expenses:
  Payroll                                             75,232       67,786       61,434
  Advertising and promotional                         11,783       11,027       10,349
  Other operating expenses                            35,031       30,227       27,516
  Depreciation and amortization                        2,455        2,774        2,595
                                                   ---------    ---------    ---------

                                                     124,501      111,814      101,894
                                                   ---------    ---------    ---------

        Income from operations                        18,816       15,616       11,170

Other (income) expense:
  Interest income                                       (191)         (57)         (31)
  Interest expense                                    10,305       10,674       11,054
                                                   ---------    ---------    ---------

                                                      10,114       10,617       11,023
                                                   ---------    ---------    ---------

        Income before provision for income taxes       8,702        4,999          147

Provision for income taxes                             3,733        2,135          138
                                                   ---------    ---------    ---------

        Net income before extraordinary item           4,969        2,864            9

        Extraordinary loss on extinguishment of
          debt, net income taxes of $336                --            504         --
                                                   ---------    ---------    ---------

        Net Income                                     4,969        2,360            9
                                                   ---------    ---------    ---------

Preferred stock dividends                              6,081        5,403        4,800
                                                   ---------    ---------    ---------

Net loss applicable to common stockholders         $  (1,112)      (3,043)      (4,791)
                                                   =========    =========    =========

See accompanying notes to financial statements


                        DIAMOND TRIUMPH AUTO GLASS, INC.

                  Statements of Stockholders' Equity (Deficit)

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)


                                                                                       Retained
                                                     Common stock          Additional  earnings
                                                   -----------------        paid-in   (accumulated
                                                   Shares      Amount       capital     deficit)      Total
                                                   ------      ------       -------    -----------    -----

Balance, December 31, 1998                        1,000,000   $      10      57,547     (130,998)     (73,441)

Net income                                             --          --          --              9            9

Preferred stock dividends                              --          --        (4,800)        --         (4,800)
                                                  ---------   ---------   ---------    ---------    ---------

Balance, December 31, 1999                        1,000,000          10      52,747     (130,989)     (78,232)

Net income                                             --          --          --          2,360        2,360

Preferred stock dividends                              --          --        (5,403)        --         (5,403)

                                                  ---------   ---------   ---------    ---------    ---------

Balance, December 31, 2000                        1,000,000          10      47,344     (128,629)     (81,275)
                                                  ---------   ---------   ---------    ---------    ---------

Net income                                             --          --          --          4,969        4,969

Preferred stock dividends                              --          --        (6,081)        --         (6,081)
                                                  ---------   ---------   ---------    ---------    ---------

Balance, December 31, 2001                        1,000,000   $      10      41,263     (123,660)     (82,387)
                                                  =========   =========   =========    =========    =========

See accompanying notes to financial statements


                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)


                                                      2001         2000        1999
                                                    --------     --------     -------

Cash flows from operating activities:
  Net income                                        $  4,969       2,360           9
                                                    --------     -------      ------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and other amortization               2,455       2,774       2,595
     Amortization of deferred loan costs and
     senior notes discount                               945         920         882
     Extraordinary loss on extinguishment of
     debt                                               --           840        --
     Provision for doubtful accounts                     860         101       1,341
     (Gain) on sale of fixed assets                     (148)        (32)        (32)
     Changes in assets and liabilities:
      (Increase) decrease in accounts and
      other receivables                                1,507      (3,367)      1,912
      (Increase) in inventories                       (2,176)     (1,961)     (1,356)
      (Increase) decrease in prepaid expenses           (299)       (122)       (121)
      Increase (decrease) in accounts payable         (1,312)      4,002      (1,635)
      Increase (decrease) in accrued expenses            694       1,114        (546)
      Decrease in deferred income taxes                3,673       1,839         282

      Total adjustments                                6,199       6,108       3,322

      Net cash provided by operating activities       11,168       8,468       3,331
                                                    --------     -------      ------

Cash flows from investing activities:
  Capital expenditures                                (4,215)     (1,258)     (2,371)
  Proceeds from sale of equipment                        263          55          92
  (Increase) decrease in other assets                    (94)         (3)        (27)
                                                    --------     -------      ------

      Net cash used in investing activities           (4,046)     (1,206)     (2,306)
                                                    --------     -------      ------

Cash flows from financing activities:
  Net proceeds from bank facility                      2,500      12,750      26,000
  Payments on bank facility                           (3,000)    (19,750)    (27,000)
  Deferred loan costs                                    (55)       (331)       (232)
                                                    --------     -------      ------

      Net cash used in financing activities             (555)     (7,331)     (1,232)
                                                    --------     -------      ------

      Net (decrease) increase in cash and cash
      equivalents                                      6,567         (69)       (207)

Cash and cash equivalents, beginning of year              25          94         301
                                                    --------     -------      ------

Cash and cash equivalents, end of year              $  6,592          25          94
                                                    ========     =======      ======

See accompanying notes to financial statements.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)


(1)  Description of Entity, Basis of Presentation and Recapitalization

     The Company, Kenneth Levine and Richard Rutta (together, the "Company Principals"), Green Equity Investors II, L.P. ("GEI"), and certain affiliated entities of the Company (the "Affiliated Companies") entered into a Second Amended and Restated Stock Purchase and Sale Agreement, dated as of January 15, 1998 and consummated on March 31, 1998, pursuant to which, among other things, (a) the Company declared and paid a dividend of 3,500 shares ($3,500) of Preferred Stock (as defined in Note 5), to each of the Company Principals, equal to 10.0% of the Preferred Stock to be outstanding following the Recapitalization (as hereinafter defined); (b) the Company Principals transferred all of the issued and outstanding shares of each of the Affiliated Companies to Diamond and as consideration for such transfers Diamond issued 6,950,000 shares of Common Stock (the "Stock Purchase Shares") to the Company Principals; (c) certain Affiliated Companies merged with and into the Company (the "Merger"); (d) GEI purchased (i) approximately 770,000 shares of Common Stock, equal to 77.0% of the Common Stock outstanding following the Recapitalization, for aggregate consideration of $15,400, and (ii) 28,000 shares of Preferred Stock, equal to 80.0% of the Preferred Stock outstanding following the Recapitalization, for aggregate consideration of $28,000; (e) certain members of the Company's management purchased 30,000 shares of Common Stock, equal to 3.0% of the Common Stock outstanding following the Recapitalization, for aggregate consideration of $600; and (f) the Company redeemed from the Company Principals all of the Stock Purchase Shares and other shares of Common Stock owned by them (other than 100,000 shares owned by each of them) for cash, resulting in each of the Company Principals owning 10.0% of the Common Stock to be outstanding following the Recapitalization. Concurrently, with the consummation of the transactions set forth in clauses (a) through (f) above (the "Recapitalization"), the Company issued $100,000 in aggregate principal amount of senior notes in a private placement (the "Note Offering") and entered into a five year $35,000 revolving credit facility (the "Old Bank Facility") with a syndicate of financial institutions, of which $12,500 was borrowed in connection with the Recapitalization.

     On March 27, 2000, the Company replaced the Old Bank Facility with a new revolving credit facility (the "Credit Facility").

     The Company, headquartered in Kingston, Pennsylvania, is a provider of automotive glass replacement and repair services in the Northeast, Mid-Atlantic, Midwest, Southwest, Southeast and Western regions of the United States. At December 31, 2001, the Company operated a network of 256 automotive glass service centers, approximately 1,153 mobile installation vehicles and six distribution centers in 43 states.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

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

     (c) Equipment and Leasehold Improvements

         Equipment and leasehold improvements are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the following useful lives:

                        Vehicles                              5 years
                        Computers and office equipment        5-7 years
                        Computer software                     3-5 years
                        Other equipment                       5 years
                        Leasehold improvements                10 years

         Costs in 2001, 2000 and 1999 related to the development of software for a new back office sales audit and financial accounting system and point of sale system were capitalized. Upon completion of each of the projects in 2001, 2000 and 1999, the Company commenced amortizing the software costs over the estimated useful life of five years. Unamortized computer software costs were $3,490, $2,818 and $3,218 at December 31, 2001, 2000 and 1999, respectively. Amortization expense in 2001, 2000 and 1999 for capitalized computer software costs was $952, $844 and $620, respectively.

     (d) Income Taxes

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

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)


     (e) Deferred Loan Costs and Senior Notes Discount

         Deferred loan costs and senior notes discount are amortized over the life of the related debt and included in interest expense.

     (f) Revenue Recognition

         Revenue from auto glass installation and related services is recognized when the installation is complete or the service is performed. The Company provides for an allowance for accounts receivable. The provision for doubtful accounts was $860, $101 and $1,341 and write offs against the allowance were $1,109, $595 and $1,185 in 2001, 2000 and 1999 respectively.

     (g) Advertising

         The Company expenses all advertising costs as incurred. The costs of yellow pages advertising are expensed at the time the yellow pages phone book is published. Total advertising expense was $8,364, $8,287 and $8,150 in 2001, 2000 and 1999, respectively.

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

     (j) Recent Accounting Pronouncements

         In 2001, Diamond implemented Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Disposition of Long-Lived Assets". This standard establishes one accounting model to be used for measuring impairment of long-lived assets. The company does not expect adoption of SFAS No. 144 to have a material impact on its financial statements.


(3)  Fair Value of Financial Instruments

     For purposes of estimating the fair value of financial instruments, the Company has determined that the carrying amounts recorded on the balance sheet approximate the fair value for cash and cash equivalents, accounts and other receivables and current liabilities. In making this determination, the Company considered the short-term maturity of those assets and liabilities. The fair value of the Company's senior notes is estimated based on quoted market prices for those or similar investments. The estimated fair value of the Corporation's senior notes is $92,000, $77,000 and $70,000 at December 31, 2001, 2000 and 1999, respectively. The fair value of the Company's Preferred Stock approximates the liquidation preference.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)


(4)  Long -Term Debt

     Long-term debt consists of the following:

                                  2001        2000       1999
                               -----------------------------------

     Bank Facility           $      --         --        7,500
     Credit Facility                --         500         --
     Senior Notes               100,000    100,000     100,000
                               -----------------------------------

     Total                   $  100,000    100,500     107,500
                               ===================================


     On March 27, 2000, the Company entered into the Credit Facility, which has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of the Company's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of the Company's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times the Company's EBITDA (as defined in the Credit Facility) for the prior twelve months. A portion of the Credit Facility, not to exceed $5,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. The Company had $2,924 in outstanding letters of credit at December 31, 2001. Borrowings under the Credit Facility bear interest, at the Company's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.25% for the Chase Manhattan Rate and 2.00% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. The effective interest rate on borrowings available under the Credit Facility was 5.25% at December 31, 2001. Interest rates are subjected to increases or reductions based upon the Company meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of the tangible and intangible assets of the Company. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. The Company was in compliance with these covenants at December 31, 2001.

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

     The senior notes mature on April 1, 2008 and bear interest at a rate of 9.25% per annum. The senior notes and the obligations of the Company under the indenture governing the senior notes (the "Note Indenture") are unconditionally guaranteed on a senior, unsecured basis by any subsidiary guarantor, of which there are currently none. The senior notes are callable after five years at a premium to par which declines to par after eight years. Upon a change of control, as defined in the Note Indenture, the Company is required to offer to redeem the senior notes at 101% of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the Note Indenture include, among other things, limitations on additional

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)


      indebtedness, investments, dividends and certain other significant transactions. The Company was in compliance with all such covenants as of December 31, 2001.


     Maturities of long-term debt are as follows:


                  2002                    $      --
                  2003                           --
                  2004                           --
                  2005                           --
                  2006                           --
                  Thereafter                100,000
                                          ---------
                                          $ 100,000
                                          ==========


     Deferred loan costs and accumulated amortization are summarized as follows:


                                                     Accumulated
         December 31, 2001               Amount      Amortization    Balance
         -----------------               ------      ------------    -------
         Deferred loan costs            $5,385          2,076         3,309
         Discount on senior notes        3,000          1,125         1,875
                                        ------          -----        ------
                                        $8,385          3,201         5,184
                                        ======         ======        ======


         December 31, 2000
         -----------------
         Deferred loan costs            $5,330          1,432         3,898
         Discount on senior notes        3,000            825         2,175
                                        ------         ------        ------
                                        $8,330          2,257         6,073
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

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)


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

     At December 31, 2001, 2000 and 1999 the liquidation value of the Preferred Stock recorded on the Company's balance sheet was $54,530, $48,449 and $43,046, respectively, which includes dividends of $19,530, $13,449 and $8,046, respectively, added to the liquidation value.

(6)  Commitments and Related Party Transactions

     The Company leases service center and warehouse space and is responsible for all related occupancy costs. Rental expense in 2001, 2000 and 1999 aggregated $5,058, $4,605 and $4,419, respectively, of which $573, $551 and $530, respectively, were for realty owned by two stockholders and executive officers. Certain of the leases with unrelated parties contain various renewal options, and right of refusal purchase options.

     In addition, the Company leases certain vehicles under operating leases having lease terms of 367 days. The leases have monthly renewal options over periods of up to eight years. Total rent expense for such leases amounted to $3,513, $2,994 and $2,587 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Total lease commitments, including vehicles, are as follows:


                                          Real Estate
                           -------------------------------------------
                                        Third      Related
                           Vehicles    parties     parties     Total
                           ---------   -------     --------    -------

                2002       $     738     3,324        595      4,657
                2003              --     1,348        619      1,967
                2004              --       583        644      1,227
                2005              --       191        335        526
                2006              --        81         --         81


     The vehicle lease agreement also provides for terminal lease payment for guaranteed residual values reduced by actual proceeds from the vehicle sale in the event the lease is not renewed over periods ranging from four to eight years. The contingent guaranteed residual value payment commitment was $7,583 at December 31, 2001.

     The Company entered into a Management Services Agreement on March 31, 1998 with a related party pursuant to which the Company pays an annual fee of $685. Expense under this agreement was $685 annually in 2001, 2000 and 1999.

     The Company has employment agreements with certain of its executive officers (some of whom are also stockholders) which expire on March 31, 2003.

     The Company's stockholders have entered into a Stockholders Agreement and a Management Share Agreement which restricts the transferability of certain shares, establishes rights of first refusal, and establishes rights among the parties to the agreements.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)



(7)  Stock Option Plan

     In September 1998, the Board of Directors and stockholders of the Company approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of a total of 30,000 authorized and unissued shares of common stock. As of December 31, 2001, the Board of Directors had granted 29,575 options to key employees of the Company with an exercise price of $20.00 per share, which approximates fair value at the date of grant. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after the Company's Common Stock has become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008.

     The Company applies APB Opinion No. 25 in accounting for the 1998 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined its stock options under SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below.

                                              Years Ended December 31,
                                            2001         2000       1999
                                         ---------     --------    -------
Net income:
   As reported                           $   4,969       2,360        9
   Pro forma                                 4,963       2,344       (6)


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


     Summarized stock option data is as follows:

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)


                                  Exercise      Shares
                                   Price      Under Option
                                 -----------  ------------

Outstanding at December 31, 1998   20.00        27,125
   Granted                           --            --
   Exercised                         --            --
   Cancelled                         --         (3,000)
                                              ---------
Outstanding at December 31, 1999   20.00        24,125
   Granted                         20.00         5,500
   Exercised                         --            --
   Cancelled                       20.00        (1,200)
                                              ----------
Outstanding at December 31, 2000   20.00        28,425
   Granted                         20.00         2,000
   Exercised                         --            --
   Cancelled                       20.00          (850)
                                              ----------
Outstanding at December 31, 2001                29,575
                                              ==========

Exercisable                     $    --            --


(8)  Income Taxes

     On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things, Green Equity Investors II, L.P. and other investors acquired 80.0% of the Common Stock and 80.0% of the Preferred Stock (the "Transaction"). The Transaction was consummated on March 31, 1998. For tax purposes, the parties made a joint election under Internal Revenue Code Sec. 338(h)(10), under which the assets and liabilities of the affiliates were recorded at their fair market values for tax purposes resulting in $118.5 million of tax deductible goodwill. A financial statement deferred tax asset was also established on March 31, 1998 in the amount of approximately $44.8 million with a credit to additional paid-in capital as the Transaction was recorded for financial statement purposes as a recapitalization for which purchase accounting was not applied.

     The Internal Revenue Service has recently concluded its audit of the tax periods ended December 31, 1998, 1999, and 2000. As a result of this audit, the Internal Revenue Service issued a notice of proposed adjustments on February 20, 2002, which included a disallowance of the tax deductible goodwill resulting from the aforementioned Transaction. The Internal Revenue Service has asserted that the Transaction did not qualify as a stock purchase, and accordingly, that the election under Internal Revenue Code Section 338(h)(10) was not valid. As a result, tax deductible goodwill would not be recognizable by Diamond.

     The proposed adjustments by the Internal Revenue Service would result in $3.8 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2000, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would be eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill. The carrying amount of these assets at December 31, 2001 is approximately $39.1 million. In addition, Diamond would be responsible to fund a current federal tax liability for 2001 of approximately $2.8 million, plus possible interest and penalties, and any resultant increases in current state tax expense for 2001.

     Diamond strongly believes that the Transaction was properly accounted for, and plans to appeal the Internal Revenue Service's proposed adjustment. If such appeal were ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)

Income tax expense consists of:


                                        Applicable To
                              -----------------------------------
                               Current     Deferred     Total
                              ----------  ----------- -----------

Year ended December 31, 2001:
   Federal                  $     --        2,799       2,799
   State                          61          874         935
                              ----------  ----------- -----------
                            $     61        3,673       3,734
                              ==========  =========== ===========


                                             Applicable To
                             ------------------------------------------------
                                                                   Extraordinary
                                        Continuing Operation         Items
                             ------------------------------------ -----------
                              Current     Deferred      Total      Deferred
                             -----------  ----------  ----------- -----------

Year ended December 31, 2000:
   Federal                  $        --    1,630        1,630           (260)
   State                            (40)     545          505            (76)
                             -----------  ----------  ----------- -----------

                            $       (40)   2,175        2,135           (336)
                             ===========  ==========  =========== ===========


                                       Applicable To
                             -----------------------------------
                              Current     Deferred      Total
                             ----------- -----------  ----------
Year ended December 31, 1999:
   Federal                  $        --      107         107
   State                           (144)     175          31
                             ----------- -----------  ----------

                            $      (144)     282         138
                             =========== ===========  ==========



     Income tax expense applicable to continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)


                                              2001     2000       1999
                                             ------   -------   ---------

Computed "expected" tax expense              $2,959     1,700        50
Increase (reduction) in income taxes
  resulting from:
    State income taxes, net of federal
      income tax benefit                        617       333        21

   Permanent items                              129        73        67

   Other, net                                    28        29        --
                                             ------    ------   -------
                                             $3,733     2,135       138
                                             ======    ======   =======


     The tax effects of temporary differences that give rise to significant portions of the deferred assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below.


Deferred tax assets:                                   2001         2000
                                                    ---------     --------
   Accounts receivable, principally due to
     allowance for doubtful accounts               $       85          185
   Inventories, principally due to additional
     costs inventoried for tax                            955          801

   Intangibles for tax purposes                        35,562       38,723

   Advertising expenses not yet
     deducted for tax purposes                          1,818        1,708

   Net operating loss and alternative minimum
     tax credit carryforward                            3,505        4,193

   Liabilities and accruals for financial
      reporting purposes                                  750          635
                                                   -----------  -----------

     Total gross deferred tax assets                   42,675       46,245
                                                   -----------  -----------

Deferred tax liabilities:
   Plant and equipment, principally due to
     differences in depreciation and capitalized
     interest                                           1,024          921
                                                   -----------  -----------

     Total gross deferred tax liabilities               1,024          921
                                                   -----------  -----------

     Net deferred tax assets                       $   41,651       45,324
                                                   ===========  ===========


     There was no valuation allowance for deferred tax assets as of December 31, 2001 or 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize the deferred tax assets, the Company will need to generate future taxable income (excluding reversal of deferred tax assets) of approximately $102,000 prior to expiration of the 15-year amortization period for the intangible assets in 2012 and the subsequent net operating loss carryforward period of 20 years. Based upon the level of historical taxable income and projections of future taxable income over the period the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the amortization period are reduced.

                        DIAMOND TRIUMPH AUTO GLASS, INC.

                          Notes to Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                 (Dollars in Thousands except per share amounts)


(9)  Employee Benefit Plans

     The Company has a defined contribution plan covering all employees who meet the age and service requirements. Contributions to the plan are determined by the Company and are based upon a percentage of the annual compensation of all participants. The expense related to the plan amounted to $389, $286 and $292 for 2001, 2000 and 1999, respectively.

(10) Supplemental Cash Flow Information

                                                 2001        2000        1999
                                               ---------   --------    ---------

Interest paid                                   $  9,327     9,759       10,090

Noncash investing and financing activities:
   Preferred stock dividends                    $  6,081     5,403        4,800


(11) Legal Proceedings

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financials, results of operations or liquidity.

(12) Quarterly Financial Data (Unaudited)


                                                 First       Second       Third        Fourth
                2001                            Quarter     Quarter      Quarter       Quarter        Total
-------------------------------------------    --------     ---------    ---------    ---------    ---------

Net sales                                      $  50,057    $  55,849    $  52,304    $  43,156    $ 201,366
Gross profit                                      35,726       40,338       37,088       30,165      143,317
Net income (loss)                                  1,983        3,613        1,494       (2,121)       4,969
Net income (loss) applicable to common
  stockholders                                       530        2,116          (48)      (3,710)      (1,112)

                2000
-------------------------------------------
Net Sales                                      $  44,665    $  49,153    $  48,628    $  41,569      184,015
Gross profit                                      30,801       33,746       33,822       29,061      127,430
Net income (loss) before extraordinary             1,197        1,970        1,305       (1,608)       2,864
Net income (loss)                                    693        1,970        1,305       (1,608)       2,360
Net (loss) income applicable to common
  stockholders                                      (599)         641          (65)      (3,020)      (3,043)

                1999
-------------------------------------------
Net sales                                      $  41,412    $  43,361    $  43,848    $  35,899    $ 164,520
Gross profit                                      28,570       30,133       30,210       24,151      113,064
Net income (loss)                                  1,259        1,164          438       (2,852)           9
Net income (loss) applicable to common
  stockholders                                       112          (18)        (779)      (4,106)      (4,791)