Form 10-Q
period 2002-03-31
DIAMOND TRIUMPH AUTO GLASS INC
filed 2002-05-15
CIK 1109531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 15, 2002, there were 1,000,000 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheets -
                     March 31, 2002 and December 31, 2001 ..........       3

                  Condensed Statements of Operations -
                     Three Months Ended March 31, 2002 and 2001 ....       4

                  Condensed Statements of Cash Flows -
                     Three Months Ended March 31, 2002 and 2001 ....       5

                  Notes to Condensed Financial Statements ..........       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..............       7

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K .................      11

                  Signature ........................................      12


                        DIAMOND TRIUMPH AUTO GLASS, INC.
                            CONDENSED Balance Sheets
                 (Dollars in Thousands except per share amounts)

                                                                 March 31, 2002     December 31, 2001
                                                                 --------------     -----------------
                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $      6,873        $      6,592
  Accounts receivable, net                                              13,728              11,596
  Other receivables                                                        271                 387
  Inventories                                                           16,255              16,757
  Prepaid expenses                                                       1,681               1,383
  Deferred income taxes                                                  3,501               3,540
                                                                  ------------        ------------
Total current assets                                                    42,309              40,255
                                                                  ------------        ------------

Equipment and leasehold improvements, net                                8,346               7,799

Deferred loan costs and senior notes discount, net                       4,998               5,183
Deferred income taxes                                                   38,030              38,111
Other assets                                                               499                 498
                                                                  ------------        ------------
Total assets                                                      $     94,182        $     91,846
                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                $      8,853        $     10,640
  Accrued expenses:
    Payroll and related items                                            5,909               4,678
    Accrued interest                                                     4,630               2,317
    Accrued income taxes                                                 1,609               1,679
    Other                                                                  872                 389
                                                                  ------------        ------------
Total accrued expenses                                                  13,020               9,063
                                                                  ------------        ------------

Total current liabilities                                               21,873              19,703
                                                                  ------------        ------------

Long-term debt:
  Credit facility                                                           --                  --
  Senior notes                                                         100,000             100,000
                                                                  ------------        ------------
Total long-term debt                                                   100,000             100,000
                                                                  ------------        ------------

    Total liabilities                                                  121,873             119,703
                                                                  ------------        ------------

Series A 12% senior redeemable cumulative preferred stock -
    par value $0.01 per share; authorized 100,000 shares;
    issued and outstanding 35,000 shares in 2002 and 2001,
    at liquidation preference value                                     56,165              54,530
                                                                  ------------        ------------

Stockholders' equity (deficit):
Common stock, 2002 and 2001 par value $0.01 per share;
    authorized 1,100,000 shares; issued and outstanding
    1,000,000 shares                                                        10                  10
Additional paid-in capital                                              39,628              41,263
Retained earnings (accumulated deficit)                               (123,494)           (123,660)
                                                                  ------------        ------------
    Total stockholders' equity (deficit)                               (83,856)            (82,387)

                                                                  ------------        ------------
Total liabilities and stockholders' equity (deficit)              $     94,182        $     91,846
                                                                  ============        ============

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                    Three Months Ended    Three Months Ended
                                                        March 31, 2002        March 31, 2001
                                                    ------------------    ------------------

Net sales                                                 $     48,157          $     50,057
Cost of sales                                                   13,637                14,331
                                                          ------------          ------------
Gross profit                                                    34,520                35,726

Operating expenses                                              31,723                29,845
                                                          ------------          ------------

Income from operations                                           2,797                 5,881

Other (income) expense:
  Interest income                                                  (61)                  (11)
  Interest expense                                               2,572                 2,587
                                                          ------------          ------------
                                                                 2,511                 2,576
                                                          ------------          ------------

Income before provision for income taxes                           286                 3,305

Provision for income taxes                                         120                 1,322

                                                          ------------          ------------
Net income                                                         166                 1,983

Preferred stock dividends                                        1,635                 1,453

                                                          ------------          ------------
Net (loss) income applicable to common stockholders       $     (1,469)         $        530
                                                          ============          ============

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED Statements of Cash Flows (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                    Three Months Ended    Three Months Ended
                                                        March 31, 2002        March 31, 2001
                                                    ------------------    ------------------

OPERATING ACTIVITIES
  Net cash provided by operating activities               $      1,514          $      4,229
                                                          ------------          ------------

INVESTING ACTIVITIES
  Capital expenditures                                          (1,217)                 (656)
  Proceeds from sale of equipment                                   35                   175
  Decrease in other assets                                          (1)                  (88)
                                                          ------------          ------------
Net cash used in investing activities                           (1,183)                 (569)
                                                          ------------          ------------

FINANCING ACTIVITIES
  Net proceeds from credit facility                                 --                 1,000
  Payments on credit facility                                       --                (1,500)
  Deferred loan cost                                               (50)                  (50)
                                                          ------------          ------------
Net cash used in financing activities                     $        (50)         $       (550)
                                                          ------------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          281                 3,110

Cash and cash equivalents, beginning of period                   6,592                    25
                                                          ------------          ------------
Cash and cash equivalents, end of period                  $      6,873          $      3,135
                                                          ============          ============

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                    NOTES TO FINANCIAL STATEMENTS (unaudited)
                 (Dollars in thousands except per share amounts)


NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES

            These interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data for these periods. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Diamond's results for interim periods are not normally indicative of results to be expected for the fiscal year. Weather has historically affected Diamond's sales, net income and EBITDA, with severe weather generating increased sales, net income and EBITDA and mild weather resulting in lower sales, net income and EBITDA. In addition, Diamond's business is somewhat seasonal, with the first and fourth calendar quarters traditionally its slowest periods of activity.

            Preferred Stock - At March 31, 2002 and December 31, 2001, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $56,165 and $54,530, respectively, which includes dividends of $21,165 and $19,530, respectively, added to the liquidation value.

            Long-Term Debt:

            Credit Facility - On March 27, 2000, Diamond entered into a revolving credit facility (the "Credit Facility"). The Credit Facility has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the Credit Facility) for the prior twelve months. A portion of the Credit Facility, not to exceed $5,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. Diamond had $3,546 in outstanding letters of credit at March 31, 2002. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.25% for the Chase Manhattan Rate and 2.00% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the credit facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond was in compliance with these covenants at March 31, 2002.

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS

            In 2001, Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Disposition of Long-Lived Assets" was issued. This standard establishes one accounting model to be used for measuring impairment of long-lived assets. The Company does not expect adoption of SFAS No. 144 to have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            RESULTS OF OPERATIONS

            The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the three months ended March 31, 2002 and 2001.

                                                           THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------------
                                                              2002              2001
                                                         --------------     --------------
                                                          $         %        $         %
                                                         ----     -----     ----     -----
                                                               (DOLLARS IN MILLIONS)
            Net Sales                                    48.2     100.0     50.0     100.0
            Cost of Sales                                13.7      28.4     14.3      28.6
                                                         ----     -----     ----     -----
            Gross Profit                                 34.5      71.6     35.7      71.4
            Operating Expenses                           31.7      65.8     29.8      59.6
                                                         ----     -----     ----     -----
            Income From Operations                        2.8       5.8      5.9      11.8

            Interest Income                              (0.1)     (0.2)      --        --
            Interest Expense                              2.6       5.4      2.6       5.2
                                                         ----     -----     ----     -----
                                                          2.5       5.2      2.6       5.2
                                                         ----     -----     ----     -----

            Income before provision for income taxes      0.3       0.6      3.3       6.6
            Provision (Benefit) for income taxes          0.1       0.2      1.3       2.6
                                                         ----     -----     ----     -----
            Net income                                    0.2       0.4      2.0       4.0
                                                         ====     =====     ====     =====

            EBITDA(1)                                     3.5       7.3      6.5      13.0

            -----------
            (1) EBITDA represents income before taxes, interest expense, depreciation and amortization expense. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.


            THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001


                  Net Sales. Net sales for the three months ended March 31, 2002 decreased by $1.8 million, or 3.6%, to $48.2 million from $50.0 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, installation units decreased by 4.9% and revenue per installation unit increased an average of 1.2%. The decrease in units sold is primarily due to the historically mild winter weather conditions experienced throughout a large portion of the United States and the recessionary economic climate experienced in the aftermath of the events of September 11th , which has resulted in weaker industry demand. The increase in Diamond's average revenue per installation unit is attributable to stabilization of price compression and to its sales mix.

                  Gross Profit. Gross profit for the three months ended March
            31, 2002 decreased by $1.2 million, or 3.4%, to $34.5 million from $35.7 million for the three months ended March 31, 2001. Gross profit increased as a percentage of sales to 71.6% for the three months ended March 31, 2002 from 71.4% for the three months ended March 31, 2001. The decrease in gross profit for the three months ended March 31, 2002 was primarily due to a decrease in net sales compared to the three months ended March 31, 2001 , which was partially offset by the increased average revenue per installation unit.

                  Operating Expenses. Operating expenses for the three months ended March 31, 2002 increased by $1.9 million, or 6.4%, to $31.7 million from $29.8 million for the three months ended March 31, 2001. Operating expenses increased as a percentage of sales to 65.8% for the three months ended March 31, 2002 from 59.6% for the three months ended March 31, 2001. The increase in operating expenses during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily due to an increase in service center and distribution center costs related to expansion, primarily for wages and wage related expenses, advertisement and promotional expenses and occupancy costs. The increase in operating expenses was also due to a general increase in wages and wage related expenses experienced primarily at service centers combined with an increase in sales and marketing expenses, insurance expense due to increase in insurance premiums and advertisement and promotional expense.

                  Depreciation and amortization expense for the period ended
            March 31, 2002 increased by $0.1 million, or 16.7%, to $0.7 million from $0.6 million for the three months ended March 31, 2001. This increase was primarily due to the amortization and depreciation expense related to certain sales, billing and financial systems software and computer hardware implemented in 2001 and 2002. This increase was partially offset by a decrease in expense due to the increased use of a master fleet leasing program for the lease of mobile installation and distribution service vehicles.

                  Income From Operations. Income from operations for the three months ended March 31, 2002 decreased by $3.1 million, or 52.5%, to $2.8 million from $5.9 million for the three months ended March 31, 2001. This decrease was primarily due to the decrease in net sales and increase in operating expenses as discussed above.

                  Interest Expense. Interest expense remained at $2.6 million for the three months ended March 31, 2002 and 2001. Cash interest expense also remained at $2.3 million for the three months ended March 31, 2002 and 2001.

                  Net Income. Net income for the three months ended March 31,
            2002 decreased by $1.8 million to $0.2 million from $2.0 million for the three months ended March 31, 2001. Net income as a percentage of sales decreased to 0.4% for the three months ended March 31, 2002 from 4.0% for the three months ended March 31, 2001. The decrease in net income and net income margin during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily due to the impact of decreased net sales and increased operating expenses.

                  EBITDA. EBITDA for the three months ended March 31, 2002
            decreased by $3.0 million, or 46.2%, to $3.5 million from $6.5 million for the three months ended March 31, 2001. The decrease in EBITDA for the three months ended March 31, 2002 was primarily due to the decrease in net sales and increase in operating expenses as discussed above.

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

                  Net Cash Provided by Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2002 decreased by $2.7 million to $1.5 million from $4.2 million for the three months ended March 31, 2001. The change was primarily attributable to a decrease in Diamond's net earnings and related decrease in deferred income taxes.

                  Net Cash Used in Investing Activities. Net cash used in
            investing activities for the three months ended March 31, 2002 increased $0.6 million to $1.2 million from $0.6 million used in investing activities for the three months ended March 31, 2001. The primary reason for the increase was an increase in capital expenditures.

                  Net Cash Used in Financing Activities. Net cash used in
            financing activities for the three months ended March 31, 2002 decreased $0.5 million from $0.5 million used for the three months ended March 31, 2001. The primary reason for this decrease was the lack of borrowing on the credit facility during the three months ended March 31, 2002.

                  Capital Expenditures. Capital expenditures for the three
            months ended March 31, 2002 were $1.2 million, as compared to $0.7 million for the three months ended March 31, 2001. Capital expenditures for the three months ended March 31, 2002 were made primarily to fund the continued upgrade of Diamond's management information systems.

                  Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements, including those related to the opening of new service centers and distribution centers for the foreseeable future. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the Credit Facility. See " -- Significant Accounting Policies - Income Tax" in Diamond's annual report on Form 10-K for the year-ended December 31, 2001, for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of the Transaction (as such term is defined in the annual report on Form 10-K).

            CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

                  The following summarizes Diamond's contractual cash
            obligations and other commercial commitments as of March 31, 2002.

                                                 PAYMENTS DUE BY PERIOD (DOLLARS IN THOUSANDS)
                                                 ---------------------------------------------
            CONTRACTUAL CASH OBLIGATIONS           TOTAL     LESS THAN 1 YEAR   AFTER 5 YEARS
                                                   -----     ----------------   -------------

            Long Term Debt                       $ 100,000                 --         100,000
            Operating Leases                           812                812              --
                                                 --------------------------------------------
            Total Contractual Cash Obligations   $ 100,812                812         100,000
                                                 =========           ========         =======

                                                  AMOUNT OF COMMITMENT
                                                 EXPIRATION PER PERIOD
                                                 (DOLLARS IN THOUSANDS)
                                                -----------------------
            OTHER COMMERCIAL COMMITMENTS        TOTAL AMTS
                                                COMMITTED     1-3 YEARS
                                                ---------     ---------
            Standby Letters of Credit             $ 3,546         3,546
            Operating Lease - Contingent            8,157         8,157
            Guaranteed Residual Value
                                                -----------------------
            Total Commercial Commitments          $11,703        11,703
                                                  =======       =======

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

                  These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. The risks and uncertainties include the effect of overall economic and business conditions, the demand for Diamond's products and services, regulatory uncertainties, the impact of competitive products and pricing, changes in customers' ordering patterns and potential system interruptions. This list should not be construed as exhaustive. Our annual report on Form 10-K in respect of the fiscal year ended December 31, 2001 discusses certain of these risks and uncertainties under the caption "Factors Affecting Future Performance."

                                     PART II

                                OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Reports on Form 8-K.

      There were no reports on form 8-K filed during the quarter ended March 31, 2002.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                       DIAMOND TRIUMPH AUTO GLASS, INC.



      Date: May 15, 2002             By:  /s/  Michael A. Sumsky
                                           --------------------------------

                                           Name:  Michael A. Sumsky
                                           Title: President,
                                                  Chief Financial Officer and
                                                  General Counsel (Principal
                                                  Financial and Chief Accounting
                                                  Officer)