Form 10-Q
period 2002-06-30
DIAMOND TRIUMPH AUTO GLASS INC
filed 2002-08-14
CIK 1109531

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 14, 2002, there were 1,026,366 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock ($.01 par value).

================================================================================

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX


                                                                                                                Page No.
                                                                                                                --------


Part I.  Financial Information

     Item 1. Financial Statements

             Condensed Balance Sheets - June 30, 2002 and December 31, 2001                                         3

             Condensed Statements of Operations - Three Months Ended June 30, 2002 and 2001                         4

             Condensed Statements of Operations - Six Months Ended June 30, 2002 and 2001                           5

             Condensed Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001                           6

             Notes to Condensed Financial Statements                                                                7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                                            15


Part II. Other Information

     Item 1. Legal Proceedings                                                                                     16

     Item 2. Changes in Securities and Use of Proceeds                                                             16

     Item 6. Exhibits and Reports on Form 8-K                                                                      16

             Signature                                                                                             17

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                        DIAMOND TRIUMPH AUTO GLASS, INC.
                            CONDENSED BALANCE SHEETS
                 (Dollars in Thousands except per share amounts)

                                                                                    June 30, 2002    December 31, 2001
                                                                                    -------------    -----------------
                                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                                            $  9,115          $   6,592
  Accounts receivable, net                                                               15,387             11,596
  Other receivables                                                                         785                387
  Inventories                                                                            15,436             16,757
  Prepaid expenses                                                                        1,445              1,383
  Deferred income taxes                                                                   3,009              3,540
                                                                                       --------          ---------
Total current assets                                                                     45,177             40,255
                                                                                       --------          ---------
Equipment and leasehold improvements, net                                                 8,718              7,799
Deferred loan costs and senior notes discount, net                                        4,762              5,183
Deferred income taxes                                                                    37,047             38,111
Other assets                                                                                505                498
                                                                                       --------          ---------
Total assets                                                                           $ 96,209          $  91,846
                                                                                       --------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                     $ 11,087          $  10,640
  Accrued expenses:
    Payroll and related items                                                             5,940              4,678
    Accrued interest                                                                      2,317              2,317
    Accrued income taxes                                                                  1,611              1,679
    Other                                                                                   793                389
                                                                                       --------          ---------
Total accrued expenses                                                                   10,661              9,063
                                                                                       --------          ---------
Total current liabilities                                                                21,748             19,703
                                                                                       --------          ---------
Long-term debt:
  Credit facility                                                                             -                  -
  Senior notes                                                                          100,000            100,000
                                                                                       --------          ---------
Total long-term debt                                                                    100,000            100,000
                                                                                       --------          ---------
    Total liabilities                                                                   121,748            119,703
                                                                                       --------          ---------
Series A 12% senior redeemable cumulative preferred stock - par value $0.01 per share; authorized 100,000 shares; issued and outstanding 35,000 shares in
 2002 and 2001, at liquidation preference value                                          57,850             54,530
                                                                                       --------          ---------

Stockholders' equity (deficit):
Common stock - par value $0.01 per share; authorized 1,100,000 shares; issued and outstanding 1,026,366 shares in 2002, issued and outstanding 1,000,000
 shares in 2001                                                                              10                 10
Additional paid-in capital                                                               38,470             41,263
Unearned restricted stock compensation                                                     (413)                 -
Retained earnings (accumulated deficit)                                                (121,456)          (123,660)
                                                                                       --------          ---------
    Total stockholders' equity (deficit)                                                (83,389)           (82,387)
                                                                                       --------          ---------
Total liabilities and stockholders' equity (deficit)                                   $ 96,209          $  91,846
                                                                                       ========          =========

                  See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                                Three Months Ended      Three Months Ended
                                                                  June 30, 2002            June 30, 2001
                                                               -------------------      ------------------
Net sales                                                           $54,404                   $55,849
Cost of sales                                                        15,050                    15,511
                                                                    -------                   -------
Gross profit                                                         39,354                    40,338
Operating expenses                                                   33,311                    31,812
                                                                    -------                   -------
Income from operations                                                6,043                     8,526

Other (income) expense:
  Interest income                                                       (42)                      (70)
  Interest expense                                                    2,571                     2,574
                                                                    -------                   -------
                                                                      2,529                     2,504
                                                                    -------                   -------
Income before provision for income taxes                              3,514                     6,022

Provision for income taxes                                            1,476                     2,409
                                                                    -------                   -------
Net income                                                            2,038                     3,613

Preferred stock dividends                                             1,685                     1,497
                                                                    -------                   -------
Net income applicable to common stockholders                        $   353                   $ 2,116
                                                                    =======                   =======

                  See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                                              Six Months Ended       Six Months Ended
                                                                               June 30, 2002           June 30, 2001
                                                                              ----------------       ----------------
Net sales                                                                         $102,561               $105,906
Cost of sales                                                                       28,687                 29,842
                                                                                  --------               --------
Gross profit                                                                        73,874                 76,064
Operating expenses                                                                  65,034                 61,657
                                                                                  --------               --------
Income from operations                                                               8,840                 14,407

Other (income) expense:
  Interest income                                                                     (103)                   (81)
  Interest expense                                                                   5,143                  5,161
                                                                                  --------               --------
                                                                                     5,040                  5,080
                                                                                  --------               --------
Income before provision for income taxes                                             3,800                  9,327
Provision for income taxes                                                           1,596                  3,731
                                                                                  --------               --------
Net income                                                                           2,204                  5,596
Preferred stock dividends                                                            3,320                  2,950
                                                                                  --------               --------
Net (loss) income applicable to common stockholders                               $ (1,116)              $  2,646
                                                                                  ========               ========

                  See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                                             Six Months Ended        Six Months Ended
                                                                              June 30, 2002            June 30, 2001
                                                                             ----------------        ----------------
OPERATING ACTIVITIES
  Net cash provided by operating activities                                       $ 4,807                $ 7,969
                                                                                  -------                -------
INVESTING ACTIVITIES
  Capital expenditures                                                             (2,296)                (1,486)
  Proceeds from sale of equipment                                                      69                    210
  Increase in other assets                                                             (7)                  (125)
                                                                                  -------                -------
Net cash used in investing activities                                              (2,234)                (1,401)
                                                                                  -------                -------
FINANCING ACTIVITIES
  Net proceeds from credit facility                                                     -                  2,500
  Payments on credit facility                                                           -                 (3,000)
  Deferred loan cost                                                                  (50)                   (55)
                                                                                  -------                -------
Net cash (used in) financing activities                                           $   (50)               $  (555)
                                                                                  -------                -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,523                  6,013

Cash and cash equivalents, beginning of period                                      6,592                     25
                                                                                  -------                -------
Cash and cash equivalents, end of period                                          $ 9,115                $ 6,038
                                                                                  =======                =======

                  See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in thousands except per share amounts)



NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

          These interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data for the interim periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Diamond's results for interim periods are not normally indicative of results to be expected for the fiscal year. Weather has historically affected Diamond's sales, net income and EBITDA, with severe weather generating increased sales, net income and EBITDA and mild weather resulting in lower sales, net income and EBITDA. In addition, Diamond's business is somewhat seasonal, with the first and fourth calendar quarters traditionally its slowest periods of activity.

          Preferred Stock - At June 30, 2002 and December 31, 2001, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $57,850 and $54,530, respectively, which includes dividends of $22,850 and $19,530, respectively, added to the liquidation value.

          Long-Term Debt:

          Credit Facility - On March 27, 2000, Diamond entered into a revolving credit facility (the "Credit Facility"). The Credit Facility has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the Credit Facility) for the prior twelve months. A portion of the Credit Facility, not to exceed $5,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.25% for the Chase Manhattan Rate and 2.0% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond was in compliance with these covenants at June 30, 2002. At June 30, 2002, Diamond did not have any borrowings outstanding under the Credit Facility.


NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

          In April 2002 Diamond implemented Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement rescinds Statements No. 4 and 64 and establishes APB Opinion No. 30 as the criteria to be used in reporting gains and losses from extinguishment of debt. Statement No. 145 rescinds Statement No. 44, which dealt with accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement No. 145 also requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Diamond does not expect adoption of SFAS No. 145 to have a material impact on its financial statements.

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in thousands except per share amounts)


          In 2001, Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposition of Long-Lived Assets" was issued. This standard establishes one accounting model to be used for measuring impairment of long-lived assets. Diamond does not expect adoption of SFAS No. 144 to have a material impact on its financial statements.


NOTE 3.   EXECUTIVE COMPENSATION

          On June 1, 2002, Diamond entered into an employment agreement with Norman Harris (the "Executive") pursuant to which Mr. Harris agreed to serve as the Chief Executive Officer of Diamond at an annual salary of $400 (the "Base Salary"), subject to annual review based on Diamond's and the Executive's performance. The employment agreement provides for an initial term of four years beginning on June 1, 2002 and ending on June 1, 2006. In addition to the Base Salary, the Executive is eligible to receive a bonus based upon the achievement of certain criteria to be mutually agreed upon by the Executive and the Board of Directors of Diamond. The employment agreement also contains various severance, non-competition, non-solicitation provisions, non-disclosure and assignment of inventions provisions.

          On June 1, 2002 (the "Grant Date"), the Executive and Diamond entered into a Restricted Stock Agreement (the "Agreement") pursuant to which the Executive purchased from Diamond 26,366 shares (the "Restricted Shares") of Diamond's common stock, par value $0.01 per share, for nominal consideration. The Agreement generally restricts the sale or transferability of shares of Common Stock held by the Executive before the Restrictions (as defined in the Agreement) have lapsed. The Executive has all rights and privileges of a stockholder with respect to the Restricted Shares, including voting rights and the right to receive dividends paid with respect to the Restricted Shares. Generally, the Restricted Shares vest and the Restrictions lapse: (i) with respect to 20% of the Restricted Shares on the Grant Date and;
          (ii) with respect to 20% of the Restricted Shares on each subsequent anniversary of the Grant Date until the Restricted Shares are fully vested. Compensation expense, unearned restricted stock compensation, and proceeds from common stock issued have been recognized based on the vesting periods and an estimated fair market value of $20 per share.

NOTE 4.   LEGAL PROCEEDINGS

          On May 2, 2002, Diamond filed an amended Complaint with the United States District Court, Middle District of Pennsylvania against Safelite Glass Corporation (the "Defendant"). Diamond alleges, among other things, that the Defendant's conduct as (i) an operator of national telephone call centers which takes first notice of loss calls from insureds of several of the largest automobile insurers in the United States (the "Insurers"); (ii) a provider of various claims processing services to the Insurers as a third-party administrator and; (iii) an operator of a network of retail repair and replacement facilities who perform work for the Insurers as Safelite affiliates, violated certain federal and state laws and give rise to other legal and equitable claims against the Defendant. Diamond alleges that the Defendant engaged in various practices designed to divert customers away from Diamond to the Defendant, and that Diamond has suffered damages as a result of this conduct in an amount to be determined at trial.

NOTE 5.   INCOME TAXES

          As disclosed in the Company's 10-K for the year ended December 31, 2001, on February 20, 2002 the Internal Revenue Service issued a notice of proposed adjustments, which included disallowance of Diamond's tax deductible goodwill from Diamond's March 31, 1998 recapitalization Transaction (as defined in the Company's 10-K for the year ended December 31, 2001).

          The proposed adjustments by the Internal Revenue Service would result in $3.8 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2000, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would be eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill. The carrying amount of these assets at December 31, 2001 is approximately $39.1 million. In addition, Diamond would be responsible to fund a current federal tax liability for 2001 and for the six months ended June 30, 2002 of approximately $2.8 million and $1.3 million, respectively, plus possible interest and penalties, and any resultant increases in current state tax expense for 2001 and 2002.

          Diamond continues to strongly believe that the Transaction was properly accounted for, and plans to appeal the Internal Revenue Service's proposed adjustment. If such appeal were ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the six and three months ended June 30, 2002 and 2001.

                                                          SIX MONTHS ENDED JUNE 30,                THREE MONTHS ENDED JUNE 30,
                                                   --------------------------------------      ----------------------------------
                                                          2002                 2001                  2002               2001
                                                   ----------------      ----------------      --------------     ---------------
                                                     $          %          $          %          $        %         $         %
                                                   -----      -----      -----      -----      ----     -----     ----      -----
                                                           (DOLLARS IN MILLIONS)                      (DOLLARS IN MILLIONS)
Net Sales                                          102.6      100.0      105.9      100.0      54.4     100.0     55.8      100.0
Cost of Sales                                       28.7       28.0       29.8       28.1      15.0      27.6     15.5       27.8
                                                   -----      -----      -----      -----      ----     -----     ----      -----
Gross Profit                                        73.9       72.0       76.1       71.9      39.4      72.4     40.3       72.2
Operating Expenses                                  65.1       63.5       61.7       58.3      33.3      61.2     31.8       57.0
                                                   -----      -----      -----      -----      ----     -----     ----      -----
Income From Operations                               8.8        8.6       14.4       13.6       6.1      11.2      8.5       15.2

Interest Income                                     (0.1)      (0.1)      (0.1)      (0.1)        -         -     (0.1)      (0.2)
Interest Expense                                     5.1        5.0        5.2        4.9       2.6       4.8      2.6        4.7
                                                   -----      -----      -----      -----      ----     -----     ----      -----
                                                     5.0        4.9        5.1        4.8       2.6       4.8      2.5        4.5
                                                   -----      -----      -----      -----      ----     -----     ----      -----
Income before provision for income taxes             3.8        3.7        9.3        8.8       3.5       6.4      6.0       10.8
Provision for income taxes                           1.6        1.6        3.7        3.5       1.5       2.8      2.4        4.3
                                                   -----      -----      -----      -----      ----     -----     ----      -----
Net income                                           2.2        2.1        5.6        5.3       2.0       3.7      3.6        6.5
                                                   =====      =====      =====      =====      ====     =====     ====      =====

EBITDA(1)                                           10.3       10.0       15.7       14.8       6.8      12.5      9.2       16.5

------------

(1) EBITDA represents income before taxes, interest expense, depreciation and amortization expense. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP), as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Net Sales. Net sales for the six months ended June 30, 2002 decreased by $3.3 million, or 3.1%, to $102.6 million from $105.9 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, installation units decreased 3.9% and revenue per installation unit increased an average of 0.8%. The decrease in units sold is primarily due to the historically mild winter weather conditions experienced throughout a large portion of the United States and the recessionary economic climate, which resulted in weaker industry demand. The increase in Diamond's average revenue per installation unit is attributable to general price increases and to Diamond's sales mix.

     Gross Profit. Gross profit for the six months ended June 30, 2002 decreased by $2.2 million, or 2.9%, to $73.9 million from $76.1 million for the six months ended June 30, 2001. Gross profit increased as a percentage of sales to 72.0% for the six months ended June 30, 2002 from 71.9% for the six months ended June 30, 2001. The decrease in gross profit for the six months ended June 30, 2002 was primarily due to a decrease in net sales compared to the six months ended June 30, 2001 which was partially offset by the increased average revenue per installation unit.

     Operating Expenses. Operating expenses for the six months ended June 30, 2002 increased by $3.4 million, or 5.5%, to $65.1 million from $61.7 million for the six months ended June 30, 2001. Operating expenses increased as a percentage of sales to 63.5% for the six months ended June 30, 2002 from 58.3% for the six months ended June 30, 2001. The increase in operating expense during the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was primarily due to an increase in service center costs related to expansion, primarily for wages and wage related expenses, advertisement and promotional expenses and occupancy costs. The increase in operating expenses was also due to a general increase in wages and wage related expenses experienced primarily at service centers combined with an increase in insurance expense due to rising insurance premiums and an increase in advertisement and promotional expenses.

     Depreciation and amortization expense for the six month period ended June 30, 2002 increased by $0.2 million, or 16.7%, to $1.4 million from $1.2 million for the six months ended June 30, 2001. This increase was primarily due to the amortization and depreciation expense related to certain sales, billing and financial systems software and computer hardware implemented in the latter half of 2001 and the first half of 2002. This increase was partially offset by a decrease in expense due to the increased use of a master fleet leasing program for the lease of mobile installation and distribution service vehicles.

     Income From Operations. Income from operations for the six months ended June 30, 2002 decreased by $5.6 million, or 38.9%, to $8.8 million from $14.4 million for the six months ended June 30, 2001. This decrease was primarily due to the decrease in net sales and increase in operating expenses as discussed above.

     Interest Expense. Interest expense for the six months ended June 30, 2002 decreased $0.1 million to $5.1 million from $5.2 million for the six months ended June 30, 2001. Cash interest expense was $4.7 million for the six months ended June 30, 2002 and June 30, 2001. The decrease was primarily due to a reduction in outstanding borrowings under the Company's Credit Facility during the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

     Net Income. Net income for the six months ended June 30, 2002 decreased by $3.4 million to $2.2 million from $5.6 million for the six months ended June 30, 2001. Net income as a percentage of sales decreased to 2.1% for the six months ended June 30, 2002 from 5.3% for the six months ended June 30, 2001. The decrease in net income and net income margin during the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was primarily due to the impact of decreased net sales and increased operating expenses.

     EBITDA. EBITDA for the six months ended June 30, 2002 decreased by $5.4 million, or 34.4%, to $10.3 million from $15.7 million for the six months ended June 30, 2001. EBITDA as a percentage of sales decreased to 10.0% for the six months ended June 30, 2002 from 14.8% for the six months ended June 30, 2001. The decrease in EBITDA and EBITDA margin for the six months ended June 30, 2002 was primarily due to the decrease in net sales and increase in operating expenses as discussed above.


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Net Sales. Net sales for the three months ended June 30, 2002 decreased by $1.4 million, or 2.5%, to $54.4 million from $55.8 million for the three months ended June 30, 2001. During the three months ended June 30, 2002, installation units decreased by 2.9% and revenue per installation unit increased an average of 0.5%. The decrease in units sold is primarily due to the historically mild winter weather conditions experienced throughout a large portion of the United States and the recessionary economic climate, which resulted in weaker industry demand. The increase in Diamond's average revenue per installation unit is attributable to general price increases and to Diamond's sales mix.

     Gross Profit. Gross profit for the three months ended June 30, 2002 decreased by $0.9 million, or 2.2%, to $39.4 million from $40.3 million for the three months ended June 30, 2001. Gross profit increased as a percentage of sales to 72.4% for the three months ended June 30, 2002 from 72.2% for the three months ended June 30, 2001. The decrease in gross profit for the three months ended June 30, 2002 was primarily due to a decrease in net sales compared to the three months ended June 30, 2001, which was partially offset by the increased average revenue per installation unit.

     Operating Expenses. Operating expenses for the three months ended June 30, 2002 increased by $1.5 million, or 4.7%, to $33.3 million from $31.8 million for the three months ended June 30, 2001. Operating expenses increased as a percentage of sales to 61.2% for the three months ended June 30, 2002 from 57.0% for the three months ended June 30, 2001. The increase in operating expense during the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was primarily due to an increase in service center costs related to expansion, primarily for wages and wage related expenses, advertisement and promotional expenses and occupancy costs. The increase in operating expenses was also due to a general increase in wages and wage related expenses experienced primarily at service centers combined with an increase in insurance expense due to rising insurance premiums and an increase in advertisement and promotional expenses.

     Depreciation and amortization expense for the period ended June 30, 2002 increased by $0.1 million, or 16.7%, to $0.7 million from $0.6 million for the three months ended June 30, 2001. This increase was primarily due to the amortization and depreciation expense related to certain sales, billing and financial systems software and computer hardware implemented in the latter half of 2001 and the first half of 2002. This increase was partially offset by a decrease in expense due to the increased use of a master fleet leasing program for the lease of mobile installation and distribution service vehicles.

     Income From Operations. Income from operations for the three months ended June 30, 2002 decreased by $2.4 million, or 28.2%, to $6.1 million from $8.5 million for the three months ended June 30, 2001. This decrease was primarily due to the decrease in net sales and increase in operating expenses as discussed above.

     Interest Expense. Interest expense remained at $2.6 million for the three months ended June 30, 2002 and 2001. Cash interest expense also remained at $2.3 million for the three months ended June 30, 2002 and 2001.

     Net Income. Net income for the three months ended June 30, 2002 decreased by $1.6 million to $2.0 million from $3.6 million for the three months ended June 30, 2001. Net income as a percentage of sales decreased to 3.7% for the three months ended June 30, 2002 from 6.5% for the three months ended June 30, 2001. The decrease in net income and net income margin during the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was primarily due to the impact of decreased net sales and increased operating expenses.

     EBITDA. EBITDA for the three months ended June 30, 2002 decreased by $2.4 million, or 26.1%, to $6.8 million from $9.2 million for the three months ended June 30, 2001. EBITDA as a percentage of sales decreased to 12.5% for the three months ended June 30, 2002 from 16.5% for the three months ended June 30, 2001. The decrease in EBITDA for the three months ended June 30, 2002 was primarily due to the decrease in net sales and increase in operating expenses as discussed above.

 LIQUIDITY AND CAPITAL RESOURCES

     Diamond's need for liquidity will arise primarily from the interest payable on its 9 1/4% Senior Notes (the "Notes"), its Credit Facility and the funding of Diamond's capital expenditures and working capital requirements. There are no mandatory principal payments on the Notes prior to their maturity on April 1, 2008 and, except to the extent that the amount outstanding under the Credit Facility exceeds the borrowing base, no required payments of principal on the Credit Facility prior to its expiration on March 27, 2004.

     Net Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2002 decreased by $3.2 million to $4.8 million from $8.0 million for the six months ended June 30, 2001. The change was primarily attributable to a decrease in Diamond's net earnings and a $4.6 million increase in accounts receivable which was partially offset by a $1.3 million decrease in inventory and $1.6 million increase in accrued expenses.

     Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2002 increased $0.8 million to $2.2 million from $1.4 million used in investing activities for the six months ended June 30, 2001. The primary reason for the variance was an increase in capital expenditures.

     Net Cash Used in Financing Activities. Net cash used in financing activities in the six months ended June 30, 2002 was $0.1 million compared to $0.6 million used in financing activities in the six months ended June 30, 2001. The primary reasons for this decrease in cash used by financing activities was the lack of borrowing on the Credit Facility during the six months ended June 30, 2002.

     Capital Expenditures. Capital expenditures for the six months ended June 30, 2002 were $2.3 million, as compared to $1.5 million for the six months ended June 30, 2001. Capital expenditures for the six months ended June 30, 2002 were made primarily to fund the continued upgrade of Diamond's management information systems.

     Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements, including those related to the opening of new service centers and distribution centers for the foreseeable future. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the Credit Facility. See "--Notes to Financial Statements -- Note 5 -- Income Tax" for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of its recapitalization Transaction (as defined in the Company's 10-K for the year ended December 31, 2001) entered into by Diamond and other parties in January 1998.


CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     The following summarizes Diamond's contractual cash obligations and other commercial commitments as of June 30, 2002.

                                                           PAYMENTS DUE BY PERIOD (DOLLARS IN THOUSANDS)
                                                     ---------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS                          TOTAL             LESS THAN 1 YEAR         AFTER 5 YEARS
                                                     --------           ----------------         -------------
Long Term Debt                                       $100,000                                       100,000
Operating Leases                                        1,137                 1,137                       -
                                                     --------               -------                 -------
Total Contractual Cash Obligations                   $101,137                 1,137                 100,000
                                                     ========               =======                 =======

                                                          AMOUNT OF COMMITMENT
                                                          EXPIRATION PER PERIOD
                                                          (DOLLARS IN THOUSANDS)
                                                    --------------------------------
OTHER COMMERCIAL COMMITMENTS                        TOTAL AMTS             1-3 YEARS
                                                    COMMITTED              ---------
                                                    ----------
Standby Letters of Credit                             $ 4,296                 4,296
Operating Lease - Contingent Guaranteed
 Residual Value                                       $10,070                10,070
                                                      -------               -------
Total Commercial Commitments                          $14,366               $14,366
                                                      =======               =======


RELATED PARTY TRANSACTIONS

On June 1, 2002, Diamond entered into an employment agreement with Norman Harris (the "Executive") pursuant to which Mr. Harris agreed to serve as the Chief Executive Officer of Diamond at an annual salary of $400,000 (the "Base Salary"), subject to annual review based on Diamond's and the Executive's performance. The employment agreement provides for an initial term of four years beginning on June 1, 2002 and ending on June 1, 2006. In addition to the Base Salary, the Executive is eligible to receive a bonus based upon the achievement of certain criteria to be mutually agreed upon by the Executive and the Board of Directors of Diamond. The employment agreement also contains various severance, non-competition, non-solicitation provisions, non-disclosure and assignment of inventions provisions.

On June 1, 2002 (the "Grant Date"), the Executive and Diamond entered into a Restricted Stock Agreement (the "Agreement") pursuant to which the Executive purchased from Diamond 26,366 shares (the "Restricted Shares") of Diamond's common stock, par value $0.01 per share, for nominal consideration. The Agreement generally restricts the sale or transferability of shares of Common Stock held by the Executive before the Restrictions (as defined in the Agreement) have lapsed. The Executive has all rights and privileges of a stockholder with respect to the Restricted Shares, including voting rights and the right to receive dividends paid with respect to the Restricted Shares. Generally, the Restricted Shares vest and the Restrictions lapse: (i) with respect to 20% of the Restricted Shares on the Grant Date and; (ii) with respect to 20% of the Restricted Shares on each subsequent anniversary of the Grant Date until the Restricted Shares are fully vested. Compensation expense, unearned restricted stock compensation, and proceeds from common stock issued have been recognized based on the vesting periods and an estimated fair market value of $20 per share.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Diamond has a revolving Credit Facility that provides for revolving advances of up to $25.0 million, and matures in March 2004. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.25% for the Chase Manhattan Rate and 2.0% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. At June 30, 2002, Diamond did not have any borrowings outstanding under the Credit Facility.


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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On May 2, 2002, Diamond filed an amended Complaint with the United States District Court, Middle District of Pennsylvania against Safelite Glass Corporation (the "Defendant"). Diamond alleges, among other things, that the Defendant's conduct as (i) an operator of national telephone call centers which takes first notice of loss calls from insureds of several of the largest automobile insurers in the United States (the "Insurers"); (ii) a provider of various claims processing services to the Insurers as a third-party administrator and; (iii) an operator of a network of retail repair and replacement facilities who perform work for the Insurers as Safelite affiliates, violated certain federal and state laws and give rise to other legal and equitable claims against the Defendant. Diamond alleges that the Defendant engaged in various practices designed to divert customers away from Diamond to the Defendant, and that Diamond has suffered damages as a result of this conduct in an amount to be determined at trial.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 1, 2002 (the "Grant Date"), Norman Harris ("the Executive") and Diamond entered into a Restricted Stock Agreement (the "Agreement") pursuant to which the Executive purchased from Diamond 26,366 shares (the "Restricted Shares") of Diamond's common stock, par value $0.01 per share, for nominal consideration. The Agreement generally restricts the sale or transferability of shares of Common Stock held by the Executive before the Restrictions (as defined in the Agreement) have lapsed. The Executive has all rights and privileges of a stockholder with respect to the Restricted Shares, including voting rights and the right to receive dividends paid with respect to the Restricted Shares. Generally, the Restricted Shares vest and the Restrictions lapse: (i) with respect to 20% of the Restricted Shares on the Grant Date and;
(ii) with respect to 20% of the Restricted Shares on each subsequent anniversary of the Grant Date until the Restricted Shares are fully vested. Compensation expense, unearned restricted stock compensation, and proceeds from common stock issued have been recognized based on the vesting periods and an estimated fair market value of $20 per share.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     EXHIBITS

           10.1        Employment Agreement, dated June 1, 2002, between Diamond Triumph Auto Glass, Inc.
                       and Norman Harris

           10.2        Restricted Stock Agreement, dated June 1, 2002, between Diamond Triumph Auto Glass, Inc and Norman Harris

           10.3        Letter Agreement, dated June 1, 2002, between Diamond Triumph Auto Glass, Inc., Green Equity Investors II,
                       L.P., Kenneth Levine, Richard Rutta and Norman Harris.


(B)     REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                            DIAMOND TRIUMPH AUTO GLASS, INC.



Date: August 14, 2002       By: /s/  Michael A. Sumsky
                                ------------------------------------
                                Name:   Michael A. Sumsky
                                Title:  President,
                                        Chief Financial Officer and General
                                        Counsel (Principal Financial and Chief
                                        Accounting Officer)