Form 10-Q
period 2002-09-30
DIAMOND TRIUMPH AUTO GLASS INC
filed 2002-11-14
CIK 1109531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 14, 2002, there were 1,011,366 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information

       Item 1. Financial Statements

              Condensed Balance Sheets - September 30, 2002 and
              December 31, 2001...............................................3

              Condensed Statements of Operations - Three Months Ended
              September 30, 2002 and 2001.....................................4

              Condensed Statements of Operations - Nine Months Ended
              September 30, 2002 and 2001.....................................5

              Condensed Statements of Cash Flows - Nine Months Ended
              September 30, 2002 and 2001.....................................6

              Notes to Condensed Financial Statements........................ 7

       Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................11

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk...................................................16

       Item 4. Controls and Procedures.......................................16

Part II. Other Information

       Item 1. Legal Proceedings.............................................18

       Item 6. Exhibits and Reports on Form 8-K..............................18


       Signature.............................................................19


       Certifications........................................................20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                            CONDENSED BALANCE SHEETS
                 (Dollars in Thousands except per share amounts)

                                                                                 September 30, 2002     December 31, 2001
                                                                                 ------------------     -----------------
                                                                                    (Unaudited)
ASSETS
    Current assets:
      Cash and cash equivalents                                                         $  12,013           $   6,592
      Accounts receivable, net                                                             13,956              11,596
      Other receivables                                                                       275                 387
      Inventories                                                                          16,601              16,757
      Prepaid expenses                                                                      1,797               1,383
      Deferred income taxes                                                                 3,002               3,540
                                                                                        ---------           ---------
    Total current assets                                                                   47,644              40,255
                                                                                        ---------           ---------
    Equipment and leasehold improvements, net                                               8,597               7,799
    Deferred loan costs and senior notes discount, net                                      4,527               5,183
    Deferred income taxes                                                                  37,033              38,111
    Other assets                                                                              537                 498
                                                                                        ---------           ---------
    Total assets                                                                        $  98,338           $  91,846
                                                                                        =========           =========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
      Accounts payable                                                                  $  11,793           $  10,640
      Accrued expenses:
          Payroll and related items                                                         5,643               4,678
          Accrued interest                                                                  4,629               2,317
          Accrued income taxes                                                              1,596               1,679
          Other                                                                               161                 389
                                                                                        ---------           ---------
     Total accrued expenses                                                                12,029               9,063
                                                                                        ---------           ---------
    Total current liabilities                                                              23,822              19,703
                                                                                        ---------           ---------
    Long-term debt:
      Credit facility                                                                        --                    --
      Senior notes                                                                        100,000             100,000
                                                                                        ---------           ---------
    Total long-term debt                                                                  100,000             100,000
                                                                                        ---------           ---------
        Total liabilities                                                                 123,822             119,703
                                                                                        ---------           ---------
    Series A 12% senior redeemable cumulative preferred stock - par value $0.01 per share; authorized 100,000 shares; issued and outstanding
      35,000 shares in 2002 and 2001, at liquidation preference value                      59,585              54,530
                                                                                        ---------           ---------
    Stockholders' equity (deficit):
    Common stock, 2002 and 2001 par value $0.01 per share; authorized 1,100,000 shares; issued and outstanding 1,026,366 shares in 2002,
       issued and outstanding 1,000,000 shares in 2001                                         10                  10
    Additional paid-in capital                                                             36,734              41,263
    Other Comprehensive Income                                                               (386)               --
    Retained earnings (accumulated deficit)                                              (121,427)           (123,660)
                                                                                        ---------           ---------
        Total stockholders' equity (deficit)                                              (85,069)            (82,387)
                                                                                        ---------           ---------
    Total liabilities and stockholders' equity (deficit)                                $  98,338           $  91,846
                                                                                        =========           =========


                   See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                 Three Months Ended    Three Months Ended
                                                 September 30, 2002    September 30, 2001
                                                 ------------------    ------------------
    Net sales                                         $ 52,970                   $ 52,304
    Cost of sales                                       15,858                     15,216
                                                      --------                   --------
    Gross profit                                        37,112                     37,088
    Operating expenses                                  34,565                     32,083
                                                      --------                   --------
    Income from operations                               2,547                      5,005
    Other (income) expense:
         Interest income                                   (75)                       (59)
         Interest expense                                2,572                      2,571
                                                      --------                   --------
                                                         2,497                      2,512
                                                      --------                   --------
    Income before provision for income taxes                50                      2,493
    Provision for income taxes                              21                        999
                                                      --------                   --------
    Net income                                              29                      1,494
    Preferred stock dividends                            1,735                      1,542
                                                      --------                   --------
    Net (loss) applicable to common stockholders      ($ 1,706)                  ($    48)
                                                      ========                   ========


                   See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                         Nine Months Ended         Nine Months Ended
                                                         September 30, 2002        September 30, 2001
                                                         ------------------        ------------------
    Net sales                                                $ 155,531                   $ 158,210
    Cost of sales                                               44,545                      45,058
                                                             ---------                   ---------
    Gross profit                                               110,986                     113,152
    Operating expenses                                          99,599                      93,740
                                                             ---------                   ---------
    Income from operations                                      11,387                      19,412
    Other (income) expense:
         Interest income                                          (178)                       (140)
         Interest expense                                        7,715                       7,732
                                                             ---------                   ---------
                                                                 7,537                       7,592
                                                             ---------                   ---------
    Income before provision for income taxes                     3,850                      11,820
    Provision for income taxes                                   1,617                       4,730
                                                             ---------                   ---------
    Net income                                                   2,233                       7,090
    Preferred stock dividends                                    5,055                       4,492
                                                             ---------                   ---------
    Net (loss) income applicable to common stockholders      ($  2,822)                  $   2,598
                                                             =========                   =========


                   See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                              Nine Months Ended   Nine Months Ended
                                                              September 30, 2002  September 30, 2001
                                                              ------------------  ------------------
    OPERATING ACTIVITIES
        Net cash provided by operating activities                 $  8,424                $ 10,000
                                                                  --------                --------
    INVESTING ACTIVITIES
        Capital expenditures                                        (3,006)                 (2,732)
        Proceeds from sale of equipment                                 93                     214
        Increase in other assets                                       (40)                   (141)
                                                                  --------                --------
    Net cash used in investing activities                           (2,953)                 (2,659)
                                                                  --------                --------
    FINANCING ACTIVITIES
      Net proceeds from credit facility                               --                     2,500
      Payments on credit facility                                     --                    (3,000)
      Deferred loan cost                                               (50)                    (55)
                                                                  --------                --------
    Net cash (used in) financing activities                       ($    50)               ($   555)
                                                                  --------                --------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             5,421                   6,786
    Cash and cash equivalents, beginning of period                   6,592                      25
                                                                  --------                --------
    Cash and cash equivalents, end of period                      $ 12,013                $  6,811
                                                                  ========                ========


                   See notes to condensed financial statements

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in thousands except per share amounts)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         These interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data for the interim periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Diamond's results for interim periods are not normally indicative of results to be expected for the fiscal year. Weather has historically affected Diamond's sales, net income and earnings before interest expense, income taxes, depreciation and amortization expense ("EBITDA"), with severe weather generating increased sales, net income and EBITDA and mild weather resulting in lower sales, net income and EBITDA. In addition, Diamond's business is somewhat seasonal, with the first and fourth calendar quarters traditionally its slowest periods of activity.

         Preferred Stock - At September 30, 2002 and December 31, 2001, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $59,585 and $54,530, respectively, which includes dividends of $24,585 and $19,530, respectively.

         Long-Term Debt:

         Credit Facility - On March 27, 2000, Diamond entered into a revolving credit facility (the "Credit Facility"). The Credit Facility has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the Credit Facility) for the prior twelve months. A portion of the Credit Facility, not to exceed $5,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA of $10,500 level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond was in compliance with these covenants at September 30, 2002. At September 30, 2002, Diamond did not have any borrowings outstanding under the Credit Facility.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002 Diamond adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement rescinds Statements No. 4 and 64 and establishes APB Opinion No. 30 as the criteria to be used in reporting gains and losses from extinguishment of debt. Statement No. 145 rescinds Statement No. 44, which dealt with accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement No. 145 also requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Adoption of SFAS No. 145 did not have a material impact on Diamond's financial statements.

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in thousands except per share amounts)

         In August 2001 Diamond adopted SFAS No. 144, "Accounting for the Impairment or Disposition of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No.
         30. SFAS No. 144 established a single accounting model to be used for measuring impairment of long-lived assets. Adoption of SFAS No. 144 did not have a material impact on Diamond's financial statements.

         During June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such Standard requires costs associated with exit or disposal activities (including restructurings), to be recognized when costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002. Diamond does not expect adoption of SFAS No. 146 to have a material impact on its financial statements.

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

         On June 1, 2002 (the "Grant Date"), the Executive and Diamond entered into a Restricted Stock Agreement (the "Agreement") pursuant to which the Executive purchased from Diamond 26,366 shares (the "Restricted Shares") of Diamond's common stock, par value $0.01 per share, for nominal consideration. The Agreement generally restricts the sale or transferability of shares of Common Stock held by the Executive before the Restrictions (as defined in the Agreement) have lapsed. The Executive has all rights and privileges of a stockholder with respect to the Restricted Shares, including voting rights and the right to receive dividends paid with respect to the Restricted Shares. Generally, the Restricted Shares vest and the Restrictions lapse: (i) with respect to 20% of the Restricted Shares on the Grant Date; and
         (ii) with respect to 20% of the Restricted Shares on each subsequent anniversary of the Grant Date until the Restricted Shares are fully vested. Compensation expense, unearned restricted stock compensation, and proceeds from common stock issued have been recognized based on the vesting periods and an estimated fair market value of $20 per share.

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in thousands except per share amounts)

NOTE 4.  LEGAL PROCEEDINGS

         On May 2, 2002, Diamond filed an amended Complaint with the United States District Court, Middle District of Pennsylvania against Safelite Glass Corporation (the "Defendant"). Diamond alleges, among other things, that the Defendant's conduct as (i) an operator of national telephone call centers which takes first notice of loss calls from insureds of several of the largest automobile insurers in the United States (the "Insurers"); (ii) a provider of various claims processing services to the Insurers as a third-party administrator; and (iii) an operator of a network of retail repair and replacement facilities who perform work for the Insurers as Safelite affiliates, violated certain federal and state laws and give rise to other legal and equitable claims against the Defendant. Diamond alleges that the Defendant engaged in various practices designed to divert customers away from Diamond to the Defendant, and that Diamond has suffered damages as a result of this conduct in an amount to be determined at trial.

         On November 1, 2002, the Defendant filed a counter claim against Diamond, alleging, among other things, that Diamond has engaged and continues to engage in publishing certain false and defamatory statements about the Defendant to automobile insurance companies that are the Defendant's clients. Defendant alleges that this alleged conduct has injured the Defendant's goodwill and business reputation with its insurance clients and in the autoglass repair and replacement industry. Among other things, the Defendant is seeking damages in an amount to be determined at trial.

NOTE 5.  INCOME TAXES

         As disclosed in the Company's 10-K for the year ended December 31, 2001, on February 20, 2002 the Internal Revenue Service issued a notice of proposed adjustments, which included disallowance of Diamond's tax deductible goodwill from Diamond's March 31, 1998 recapitalization Transaction (as defined in the Company's 10-K for the year ended December 31, 2001).

         The proposed adjustments by the Internal Revenue Service would result in $3.8 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2000, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would be eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill. The carrying amount of these assets at December 31, 2001 is approximately $39.1 million. In addition, Diamond would be responsible to fund a current federal tax liability for 2001 and for the nine months ended September 30, 2002 of approximately $2.8 million and $1.2 million, respectively, plus possible interest and penalties, and any resulting increases in current state tax expense for 2001 and 2002.

         Diamond continues to strongly believe that the Transaction was properly accounted for and plans to appeal the Internal Revenue Service's proposed adjustment. If such appeal were ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in thousands except per share amounts)

NOTE 6.  SUBSEQUENT EVENTS

         On November 1, 2002, Diamond made an aggregate investment of $300 as a capital contribution in DT Subsidiary Corp. (the "Subsidiary"), a corporation wholly owned by Diamond. Also, on November 1, 2002, the Subsidiary entered into a Stock Sale Agreement with Michael A. Sumsky, President and Chief Financial Officer, (the "Seller"), pursuant to which the Seller sold to the Subsidiary 15,000 shares of Diamond's common stock, par value $0.01 per share, for consideration of $20 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the nine and three months ended September 30, 2002 and 2001.


                                                 NINE MONTHS ENDED SEPTEMBER 30,         THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------------      ----------------------------------
                                                    2002                2001                2002                2001
                                            -----------------      ---------------      --------------      --------------
                                               $          %            $       %         $         %         $        %
                                            ------      -----      -----     -----      ----     -----      ----     -----
                                                      (DOLLARS IN MILLIONS)                    (DOLLARS IN MILLIONS)
Net Sales....................................155.5      100.0      158.2     100.0      53.0     100.0      52.3     100.0
Cost of Sales................................ 44.5       28.6       45.1      28.5      15.9      30.0      15.2      29.1
                                            ------      -----      -----     -----      ----     -----      ----     -----
Gross Profit.................................111.0       71.4      113.1      71.5      37.1      70.0      37.1      70.9
Operating Expenses............................99.6       64.1       93.7      59.2      34.6      65.3      32.1      61.4
                                            ------      -----      -----     -----      ----     -----      ----     -----
Income From Operations........................11.4        7.3       19.4      12.3       2.5       4.7       5.0       9.6
Interest Income...............................(0.2)      (0.1)      (0.1)     (0.1)     (0.1)     (0.2)     (0.1)     (0.2)
Interest Expense............................. .7.7        5.0        7.7       4.9       2.6       4.9       2.6       5.0
                                            ------      -----      -----     -----      ----     -----      ----     -----
                                               7.5        4.8        7.6       4.8       2.5       4.7       2.5       4.8
                                            ------      -----      -----     -----      ----     -----      ----     -----
Income before provision for income taxes.....  3.9        2.5       11.8       7.5         -         -       2.5       4.8
Provision for income taxes...................  1.6        1.0        4.7       3.0         -         -       1.0       1.9
                                            ------      -----      -----     -----      ----     -----      ----     -----
Net income...................................  2.3        1.5        7.1       4.5         -         -       1.5       2.9
                                            ======      =====      =====     =====      ====     =====      ====     =====

EBITDA (1)                                    13.7        8.8       21.4      13.5       3.4       6.4       5.7      10.9

         ------------

         (1) EBITDA represents income before income taxes, interest expense, depreciation and amortization expense. While EBITDA is not intended to represent cash flow from operations as defined by Generally Accepted Accounting Principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP), as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.

         NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

                  Net Sales. Net sales for the nine months ended September 30, 2002 decreased by $2.7 million, or 1.7%, to $155.5 million from $158.2 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, installation units decreased 3.2% and revenue per installation unit increased an average of 1.4%. The decrease in units sold is primarily due to the historically mild winter weather conditions experienced throughout a large portion of the United States and the recessionary economic climate, which resulted in weaker industry demand. The increase in Diamond's average revenue per installation unit is attributable to general price increases and to Diamond's sales mix.

                  Gross Profit. Gross profit for the nine months ended September 30, 2002 decreased by $2.1 million, or 1.9%, to $111.0 million from $113.1 million for the nine months ended September 30, 2001. Gross profit decreased as a percentage of sales to 71.4% for the nine months ended September 30, 2002 from 71.5% for the nine months ended September 30, 2001. The decrease in gross profit for the nine months ended September 30, 2002 was primarily due to a decrease in net sales compared to the nine months ended September 30, 2001.

                  Operating Expenses. Operating expenses for the nine months ended September 30, 2002 increased by $5.9 million, or 6.3%, to $99.6 million from $93.7 million for the nine months ended September 30, 2001. Operating expenses increased as a percentage of sales to 64.1% for the nine months ended September 30, 2002 from 59.2% for the nine months ended September 30, 2001. Approximately $4.6 million of increased operating expenses during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was directly related to service center expansion, primarily for wages and wage related expenses, advertisement and promotional expenses and occupancy costs. The increase in operating expenses was also due to a general increase in wages and wage related expenses experienced primarily at service centers combined with an increase in insurance expense due to rising insurance premiums, an increase in advertisement and promotional expenses and an increase in depreciation expense due to continued investment in our MIS infrastructure. We experienced some leveraging against these expense increases with reduced costs in the shop maintenance and vehicle related expense categories.

                  Depreciation and amortization expense for the nine month period ended September 30, 2002 increased by $0.4 million, or 22.2%, to $2.2 million from $1.8 million for the nine months ended September 30, 2001. This increase was primarily due to the amortization and depreciation expense related to certain sales, billing and financial systems software and computer hardware implemented in the latter half of 2001 and first half of 2002. This increase was partially offset by a decrease in expense due to the increased use of a master fleet leasing program for the lease of mobile installation and distribution service vehicles.

                  Income From Operations. Income from operations for the nine months ended September 30, 2002 decreased by $8.0 million, or 41.2%, to $11.4 million from $19.4 million for the nine months ended September 30, 2001. This decrease was primarily due to the decrease in net sales and increase in operating expenses as discussed above.

                  Interest Expense. Interest expense remained at $7.7 million for the nine months ended September 30, 2002 and 2001. Cash interest expense also remained at $7.0 million for the nine months ended September 30, 2002 and 2001.

                  Net Income. Net income for the nine months ended September 30, 2002 decreased by $4.8 million to $2.3 million from $7.1 million for the nine months ended September 30, 2001. Net income as a percentage of sales decreased to 1.5% for the nine months ended September 30, 2002 from 4.5% for the nine months ended September 30, 2001. The decrease in net income and net income margin during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was primarily due to the impact of decreased net sales and increased operating expenses.

                  EBITDA. EBITDA for the nine months ended September 30, 2002 decreased by $7.7 million, or 36.0%, to $13.7 million from $21.4 million for the nine months ended September 30, 2001. EBITDA as a percentage of sales decreased to 8.8% for the nine months ended September 30, 2002 from 13.5% for the nine months ended September 30, 2001. The decrease in EBITDA and EBITDA margin for the nine months ended September 30, 2002 was primarily due to the decrease in net sales and increase in operating expenses as discussed above.

         THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

                  Net Sales. Net sales for the three months ended September 30, 2002 increased by $0.7 million, or 1.3%, to $53.0 million from $52.3 million for the three months ended September 30, 2001. During the three months ended September 30, 2002, installation units decreased by 1.8% and revenue per installation unit increased an average of 2.9%. The increase in sales for the quarter ended September 2002 compared to the quarter ended September 2001 is primarily due to the decrease in sales experienced in September 2001 immediately following the events of September 11th. The increase in sales is also attributable to the increase in Diamond's average revenue per installation unit, which is attributable to general price increases and to Diamond's sales mix. The decrease in units sold is primarily due to the recessionary economic climate, which resulted in weaker industry demand.

                  Gross Profit. Gross profit was $37.1 million for the three months ended September 30, 2002 and September 30, 2001. Gross profit decreased as a percentage of sales to 70.0% for the three months ended September 30, 2002 from 70.9% for the three months ended September 30, 2001. The decrease in gross profit percentage is due to an increase in average cost per unit, which was partially offset by the increase in average revenue per installation unit as discussed above.

                  Operating Expenses. Operating expenses for the three months ended September 30, 2002 increased by $2.5 million, or 7.8%, to $34.6 million from $32.1 million for the three months ended September 30, 2001. Operating expenses increased as a percentage of sales to 65.3% for the three months ended September 30, 2002 from 61.4% for the three months ended September 30, 2001. Approximately $1.7 million of increased operating expense during the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was directly related to service center expansion, primarily for wages and wage related expenses, advertisement and promotional expenses and occupancy costs. The increase in operating expenses was also due to a general increase in wages and wage related expenses experienced primarily at service centers combined with an increase in sales and marketing expenses, insurance expense due to rising insurance premiums and advertisement and promotional expenses.

                  Depreciation and amortization expense for the period ended September 30, 2002 increased by $0.1 million, or 16.7%, to $0.7 million from $0.6 million for the three months ended September 30, 2001. This increase was primarily due to the amortization and depreciation expense related to certain sales, billing and financial systems software and computer hardware implemented in the latter half of 2001 and the first half of 2002. This increase was partially offset by a decrease in expense due to the increased use of a master fleet leasing program for the lease of mobile installation and distribution service vehicles.

                  Income From Operations. Income from operations for the three months ended September 30, 2002 decreased by $2.5 million, or 50.0%, to $2.5 million from $5.0 million for the three months ended September 30, 2001. This decrease was primarily due to the increase in operating expenses as discussed above.

                  Interest Expense. Interest expense remained at $2.6 million for the three months ended September 30, 2002 and 2001. Cash interest expense also remained at $2.3 million for the three months ended September 30, 2002 and 2001.

                  Net Income. Net income for the three months ended September 30, 2002 decreased by $1.5 million to $0.0 million from $1.5 million for the three months ended September 30, 2001. Net income as a percentage of sales decreased 2.9% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease in net income and net income margin during the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was primarily due to the impact of increased operating expenses discussed above.

                  EBITDA. EBITDA for the three months ended September 30, 2002 decreased by $2.3 million, or 40.4%, to $3.4 million from $5.7 million for the three months ended September 30, 2001. EBITDA as a percentage of sales decreased to 6.4% for the three months ended September 30, 2002 from 10.9% for the three months ended September 30, 2001. The decrease in EBITDA for the three months ended September 30, 2002 was primarily due to the increase in operating expenses as discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

                  Diamond's need for liquidity will arise primarily from the interest payable on its 9-1/4% Senior Notes (the "Notes"), its Credit Facility and the funding of Diamond's capital expenditures and working capital requirements. There are no mandatory principal payments on the Notes prior to their maturity on April 1, 2008 and, except to the extent that the amount outstanding under the Credit Facility exceeds the borrowing base, no required payments of principal on the Credit Facility prior to its expiration on March 27, 2004.

                  Net Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2002 decreased by $1.6 million to $8.4 million from $10.0 million for the nine months ended September 30, 2001. The change was primarily attributable to a decrease in Diamond's net earnings, which was partially offset by increases in depreciation and amortization, accounts payable and accrued expenses and a decrease in inventory and deferred income taxes.

                  Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2002 increased $0.3 million to $3.0 million from $2.7 million used in investing activities for the nine months ended September 30, 2001. The primary reason for the variance was an increase in capital expenditures.

                  Net Cash Used in Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2002 was $0.1 million compared to $0.6 million used in financing activities in the nine months ended September 30, 2001. The primary reasons for this decrease in cash used by financing activities was the lack of borrowing on the Credit Facility during the nine months ended September 30, 2002.

                  Capital Expenditures. Capital expenditures for the nine months ended September 30, 2002 were $3.0 million, as compared to $2.7 million for the nine months ended September 30, 2001. Capital expenditures for the nine months ended September 30, 2002 were made primarily to fund the continued upgrade of Diamond's management information systems.

                  Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements, including those related to the opening of new service centers and distribution centers for the foreseeable future. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the Credit Facility. See " -- Notes to Financial Statements -
         Note 5 - Income Tax" for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of its Recapitalization Transaction (as defined in the Company's 10-K for the year ended December 31, 2001) entered into by Diamond and other parties in January 1998.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following summarizes Diamond's contractual cash obligations and other commercial commitments as of September 30, 2002.

                                                  PAYMENTS DUE BY PERIOD (DOLLARS IN THOUSANDS)
                                                  -----------------------------------------------
CONTRACTUAL CASH OBLIGATIONS                      Total       Less than 1 year     After 5 years
----------------------------                      --------    ----------------     -------------
    Long Term Debt                                $100,000             --              100,000

    Operating Leases                                 1,045            1,045               --
                                                  --------            -----            -------
    Total Contractual Cash Obligations            $101,045            1,045            100,000
                                                  ========            =====            =======

                                                                AMOUNT OF COMMITMENT
                                                                EXPIRATION PER PERIOD
                                                                (DOLLARS IN THOUSANDS)
                                                             -------------------------
OTHER COMMERCIAL COMMITMENTS                                 TOTAL AMTS
                                                             COMMITTED       1-3 YEARS
                                                             ---------       ---------
Standby Letters of Credit                                     $ 4,296             4,296
Operating Lease - Contingent Guaranteed Residual Value        $ 9,917             9,917
                                                              -------             -----
Total Commercial Commitments                                  $14,213           $14,213
                                                              =======           =======

RELATED PARTY TRANSACTIONS

On November 1, 2002, Diamond made an aggregate investment of $300,000 as a capital contribution in DT Subsidiary Corp. (the "Subsidiary"), a corporation wholly owned by Diamond. Also, on November 1, 2002, the Subsidiary entered into a Stock Sale Agreement with Michael A. Sumsky, President and Chief Financial Officer, (the "Seller"), pursuant to which the Seller sold to the Subsidiary 15,000 shares of Diamond's common stock, par value $0.01 per share, for consideration of $20 per share.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Diamond has a revolving Credit Facility that provides for revolving advances of up to $25.0 million, and matures in March 2004. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. At September 30, 2002, Diamond did not have any borrowings outstanding under the Credit Facility.

         FORWARD-LOOKING STATEMENTS

                  Readers are cautioned that there are statements contained in this report which are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "will," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Diamond, economic and market factors and the industries in which Diamond does business, among other things. These statements are not guarantees of future performance and Diamond has no specific intention to update these statements.

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

ITEM 4   CONTROLS AND PROCEDURES

                  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                  Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

                  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

         On November 1, 2002, the Defendant filed a counter claim against Diamond, alleging, among other things, that Diamond has engaged and continues to engage in publishing certain false and defamatory statements about the Defendant to automobile insurance companies that are the Defendant's clients. Defendant alleges that this alleged conduct has injured the Defendant's goodwill and business reputation with its insurance clients and in the autoglass repair and replacement industry. Among other things, the Defendant is seeking damages in an amount to be determined at trial.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         none

(B)      REPORTS ON FORM 8-K

         Form 8-K filed on August 14, 2002 reporting that each of the Chief Executive Officer, Norman Harris, and the Chief Financial Officer, Michael A. Sumsky, of Diamond Triumph Auto Glass, Inc. submitted to the Securities and Exchange Commission sworn statements pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     DIAMOND TRIUMPH AUTO GLASS, INC.



        Date: November 14, 2002      By: /s/ Michael A. Sumsky
                                         --------------------------------------
                                         Name:  Michael A. Sumsky
                                         Title: President,
                                         Chief Financial Officer and General
                                         Counsel (Principal Financial and Chief
                                         Accounting Officer)

      I, Norman Harris, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Diamond Triumph Auto Glass, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date: November 14, 2002                 By: /s/ Norman Harris
                                                        -----------------------
                                                        Chief Executive Officer

      I, Michael A. Sumsky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Diamond Triumph Auto Glass, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date: November 14, 2002                 By: /s/ Michael A. Sumsky
                                                        -----------------------
                                                        Chief Financial Officer