Form 10-K
period 2002-12-31
DIAMOND TRIUMPH AUTO GLASS INC
filed 2003-03-31
CIK 1109531

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

     For the Fiscal Year Ended December 31, 2002

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

                               Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

                             ----------------------

         There is no public market for the registrant's stock. Diamond had 1,011,366 shares of Common Stock (the "Common Stock"), par value $0.01 per share, and 35,000 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock (the "Preferred Stock"), par value $0.01 per share, outstanding as of March 31, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                     PART I

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains certain "forward-looking statements" (as defined in Section 21E of the Securities and Exchange Act of 1934) that reflect Diamond's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "expects," "intends," "estimates," "will" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect Diamond's current beliefs and expectations and are based on information currently available to Diamond. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause Diamond's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that Diamond's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (1) Diamond's expansion is dependent on business conditions and access to capital; (2) Diamond's substantial indebtedness; (3) Diamond's business is affected by seasonality and weather, (4) Diamond's business is affected by general economic conditions; (5) Diamond's competitive business environment, which may reduce demand for automotive glass replacement and repair services; and (6) Diamond's ability to attract and retain key employees. For purposes of this annual report on Form 10-K, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Diamond is not obligated and has no intention to update or revise these forward-looking statements to reflect new events, information or circumstances.

ITEM 1.           BUSINESS

OVERVIEW

         Diamond is a leading provider of automotive glass replacement and repair services in the United States. At December 31, 2002, Diamond operated a network of 278 automotive glass service centers, approximately 1,100 mobile installation vehicles and six distribution centers in 46 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales and net loss for the year ended December 31, 2002, was $201.6 million and ($0.1) million, respectively.

         Diamond believes that, due to its sole focus on automotive glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond's low cost structure enables it to serve all markets of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing companies, rental car companies, car dealerships, body shops, utilities and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. Diamond's 2002 sales to individual consumers, commercial customers and insurance customers represented approximately 27.1%, 37.0% and 35.9% of total sales, respectively. While the two largest participants in the industry primarily focus on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufacture automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

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

         Diamond's financial performance reflects attractive service center-level economics. The cash required to open a new service center, including inventory net of trade payables, averages $41,900. In 2002, 87% of Diamond's installations and repairs were performed by mobile technicians at a customer's home or workplace. Due to the high percentage of mobile installations and repairs which Diamond performs, service centers are typically located in commercial or industrial areas, where rents are generally available at low cost. In 2002, Diamond's 201 mature service centers (service centers open for four years or longer) averaged approximately $845,000 in sales and approximately $131,000 of branch operating profit per location. For the year ended December 31, 2002, approximately 84% of Diamond's mature service centers achieved positive branch operating profitability.

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

HISTORY

         Diamond was founded in 1923 by the grandfather of Kenneth Levine and Richard Rutta, Diamond's Co-Chairmen of the Board. Diamond continues to operate a service center at the location of its original store in Scranton, Pennsylvania. Messrs. Levine and Rutta joined Diamond in 1979, when Diamond operated only one service center, and acquired Diamond in 1987, when Diamond operated ten service centers in Pennsylvania and New York. Under the management of Messrs. Levine and Rutta, Diamond has expanded its service center and distribution network to serve 278 locations at the end of 2002.

RECAPITALIZATION

         On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things, Green Equity Investors II, L.P. acquired 77.0% of the Common Stock and 80.0% of the Preferred Stock. This transaction was consummated on March 31, 1998. Concurrently therewith, Diamond issued $100 million in aggregate principal amount of 9 1/4% Senior Notes (the "Notes") and entered into a credit facility, under which Diamond borrowed $12.5 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies - Income Tax" for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of the recapitalization.

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

PRICING

         The price of replacement automotive glass is based in part on list prices developed by the National Auto Glass Specification ("NAGS"), an independent third party. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price changes on Diamond's financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. Effective January 1, 1999, NAGS significantly modified its published list prices in order to bring actual prices more in line with published list prices. Although NAGS has not materially modified its published list prices since January 1, 1999, NAGS has made periodic modifications to its published list prices subsequent to that date, which includes a series of price changes effective January 2003 that has resulted in a 4% to 5% decrease in overall list prices.

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

CUSTOMERS AND MARKETING

         Diamond provides automotive glass replacement services to each of the industry's customer markets, which include individual consumers, commercial customers and insurance customers. Management believes that, in addition to capturing additional consumer sales, broadening Diamond's service center network and geographic coverage will facilitate Diamond's efforts to obtain an increased share of the national insurance and fleet markets, whose participants generally establish multiple providers for their automotive glass replacement requirements. In 2002, Diamond's top ten customer accounts comprised approximately 22.1% of total sales and no single customer account exceeded 6.7% of total sales.

         Diamond's marketing is conducted through a combination of prominent Yellow Pages advertising and by a direct sales force of 183 representatives. Yellow Pages advertising is supported by customer service representatives and extended hour call centers that answer telephone inquiries, schedule service appointments and arrange emergency service. Sales representatives market Diamond's services to insurance claim centers, local agents, fleet operators, automobile dealers and body shops and have established relationships at all levels of the major insurance, fleet and rental car company organizations.

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

SERVICE CENTERS

         Diamond's repair and installation service is performed either on-site at a service center location or at a customer's home or workplace by a mobile technician. At December 31, 2002, Diamond operated a network of 278 automotive glass service centers, approximately 1,100 mobile installation vehicles and six distribution centers in 46 states. In 2002, 87% of Diamond's installations and repairs were performed by mobile technicians at a customer's home or workplace. Due to the high percentage of mobile installations and repairs which Diamond performs, service centers are typically located in commercial or industrial areas, where rents are generally available at low cost.

         Diamond's automotive glass service centers are operated under the following service marks: Triumph Auto Glass and Diamond Auto Glass in the Northeast and Mid-Atlantic; and Triumph Auto Glass in the Midwest, Southeast, Southwest and Western. Any expansion into new states will be under the Triumph Auto Glass registered service mark. The company opened 23 new service centers in 2002.

         The following chart provides information concerning Diamond's service center openings from 1990 to 2002:

                                                                            SERVICE
                                                                            CENTERS                   % INCREASE
YEAR                    OPENINGS             CONSOLIDATIONS               AT YEAR END              OVER PRIOR YEAR
----                    --------             --------------               -----------              ---------------
1990.........               6                      --                          24                       33.3%
1991.........               7                      --                          31                       29.2%
1992.........              12                      --                          43                       38.7%
1993.........              17                      --                          60                       39.5%
1994.........              31                      --                          91                       51.7%
1995.........              17                       3                         105                       15.4%
1996.........              39                       2                         142                       35.2%
1997.........              33                       1                         174                       22.5%
1998.........              33                       1                         206                       18.4%
1999.........              24                       4                         226                        9.7%
2000.........               7                       1                         232                        2.7%
2001.........              24                      --                         256                       10.3%
2002.........              23                       1                         278                        8.6%

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

         Diamond has numerous domestic and foreign suppliers, and is continuing to expand its supplier network by utilizing additional foreign suppliers in order to guard against product shortages and to reduce the overall cost of ARG. In 2002, no single supplier represented more than 16% of Diamond's ARG purchases. Due to the competitive nature of the automotive glass manufacturing industry, Diamond does not anticipate any substantial difficulty in sourcing its ARG requirements in the foreseeable future.

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

COMPETITION

         The automotive glass replacement and repair industry is highly competitive, with customer decisions based on price, customer service, technical capabilities, quality, advertising and geographic coverage. The competition in the industry could result in additional pricing pressures, which would negatively affect Diamond's results of operations. In addition, certain of Diamond's competitors provide insurance companies with claims management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. While the market is generally highly fragmented, Diamond competes against several other large competitors in this market, the largest three of whom are Safelite Glass Corporation, LYNX Services from PPG, L.L.C. and Harmon AutoGlass, a division of Apogee Enterprises, Inc.

EMPLOYEES

         As of December 31, 2002, Diamond employed 1,855 persons. None of Diamond's employees are covered by a collective bargaining agreement, and Diamond believes that its relationships with its employees are good.

                      FACTORS AFFECTING FUTURE PERFORMANCE

DIAMOND IS SUBSTANTIALLY LEVERAGED AND HAS SIGNIFICANT DEBT SERVICE OBLIGATIONS WHICH COULD IMPAIR ITS ABILITY TO PAY THE AMOUNTS DUE UNDER THE NOTES.

         Diamond is substantially leveraged and has significant debt service obligations, which could impair its ability to pay the amounts due under the Notes. As of December 31, 2002, Diamond's aggregate consolidated indebtedness was approximately $93.0 million, and Diamond had $61.4 million (liquidation preference) of outstanding Preferred Stock and a stockholders' deficit of $89.5 million.

         The degree to which Diamond is leveraged may impair Diamond's ability to pay the amounts due under the Notes. Possible adverse consequences of Diamond's degree of leverage include the following:

         - Diamond's ability to obtain additional financing for working capital, capital expenditures or general corporate purposes may be impaired;

         - a substantial portion of Diamond's cash flow from operations goes to the payment of interest and principal on its outstanding debt, thereby reducing the funds available to Diamond for other purposes;

         - the credit facility and the indenture governing the Notes contain certain restrictive financial and operating covenants;

         - Diamond's indebtedness under the credit facility is at variable rates of interest, which makes Diamond vulnerable to increases in interest rates;

         - Diamond's indebtedness outstanding under the credit facility is secured by a first priority lien on substantially all of its assets and will become due prior to the time the principal on the Notes will become due;

         - Diamond's substantial degree of leverage will limit its ability to adjust rapidly to changing market conditions, reduce its ability to withstand competitive pressures, and make it more vulnerable in the event of a downturn in general economic conditions, repeated years of mild weather conditions or other adverse events in its business.

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

THE NOTES ARE SUBORDINATED TO DIAMOND'S SECURED INDEBTEDNESS.

         The Notes are:

         - senior, unsecured obligations of Diamond and will rank senior in right and priority of payment to any indebtedness of Diamond that by its terms is expressly subordinated to the Notes.

         - subordinated to secured indebtedness of Diamond (including indebtedness under the credit facility) with respect to the assets securing such indebtedness. The credit facility is secured by a first priority lien on substantially all of Diamond's assets.

         - subordinated to claims of creditors of Diamond's subsidiaries, except to the extent that holders of the Notes may be creditors of such subsidiaries pursuant to the Guarantees. Diamond's subsidiary currently has no such Guarantees.

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

         The credit facility and the indenture governing the Notes include certain covenants that, among other things, restrict Diamond's ability to:

         -        make investments;

         -        incur additional indebtedness;

         -        grant liens;

         -        merge or consolidate with other companies;

         -        change the nature of its business;

         -        dispose of assets;

         -        make loans;

         -        pay dividends or redeem capital stock;

         -        guarantee the debts of other persons;

         -        make capital expenditures; and

         -        engage in transactions with affiliates.

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

THE NOTES ARE SUBJECT TO FRAUDULENT CONVEYANCE LAWS.

         Diamond's obligations under the Notes may be subject to review under relevant federal and state fraudulent conveyance laws in the event that a bankruptcy, reorganization or rehabilitation case by or on behalf of unpaid creditors of Diamond were to occur. Under these laws, Diamond's obligation to repay the Notes could be voided, or the Notes could be subordinated to all other creditors of Diamond, if, at the time Diamond issued the Notes, any of the following were true:

         - Diamond intended to hinder, delay or defraud any existing or future creditor or contemplated insolvency in order to prefer one or more creditors to the exclusion in the whole or in part of others;

         - Diamond was insolvent or was rendered insolvent by reason of issuing the Notes;

         - Diamond was engaged in a business or transaction with unreasonably small capital; or

         - Diamond intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they matured.

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

         Diamond's continued growth depends to a significant degree on its ability to open new service centers in existing and new markets and to operate these service centers on a profitable basis. In addition, Diamond will require additional distribution centers as it implements its program to expand its service centers to achieve a nationwide presence. Diamond's ability to expand will depend, in part, on business conditions and the availability of qualified managers and service representatives, and sufficient capital. The company opened 23 new service centers in 2002. A decline in Diamond's overall financial performance may adversely impact its ability to expand in the future. Diamond expects that the net cash generated from operations, together with borrowings under the credit facility, should enable it to finance the expenditures related to its expansion. However, Diamond cannot assure you that:

         - it will possess sufficient funds to finance the expenditures related to its expansion;

         -        new service centers can be opened on a timely basis;

         - new service centers can be operated on a profitable basis; or that

         -        Diamond will be able to hire, train and integrate employees.

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

DIAMOND COMPETES AGAINST OTHER LARGE COMPANIES THAT MAY BE BETTER EQUIPPED TO PROVIDE CUSTOMERS WITH AUTOMOTIVE GLASS REPLACEMENT AND REPAIR SERVICES.

         The automotive glass replacement and repair industry is highly competitive, with customer decisions based on price, customer service, technical capabilities, quality, advertising and geographic coverage. The competition in the industry could result in additional pricing pressures, which could negatively affect Diamond's results of operations. In addition, certain of Diamond's competitors provide insurance companies with claims management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. While the market is generally highly fragmented, Diamond also competes against several other large competitors in this market, the largest three of whom are Safelite Glass Corporation, LYNX Services from PPG, L.L.C. and Harmon AutoGlass, a division of Apogee Enterprises, Inc. Many of Diamond's competitors have substantially less leverage than Diamond, which may allow them greater flexibility in managing their operations. Diamond cannot assure you that it will be able to continue to compete effectively with these or other competitors. See "Business--Competition."

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

OWNERSHIP OF DIAMOND IS CONCENTRATED IN GREEN EQUITY INVESTORS II, L.P., WHOSE INTERESTS MAY CONFLICT WITH THOSE OF THE HOLDERS OF NOTES.

         Green Equity Investors II, L.P., an investment partnership managed by Leonard Green and Partners, L.P. ("LGP"), owns approximately 76.1% of the outstanding shares of Diamond's Common Stock and 80.0% of the outstanding shares of Diamond's Preferred Stock. As a result, Green Equity Investors II, L.P. has the power to elect all of the members of Diamond's board of directors, to approve all amendments to Diamond's certificate of incorporation and bylaws and to effect fundamental corporate transactions such as mergers, asset sales and public offerings. Diamond cannot assure you that the interests of Green Equity Investors II, L.P. will not conflict with the interests of the holders of the Notes. See "Security Ownership of Certain Beneficial Owners and Management."

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

ITEM 2.           PROPERTIES

         The following chart provides information concerning Diamond's headquarters, distribution facilities and emergency call centers, all of which are leased:

        FACILITY               FUNCTION        AREA IN SQUARE FEET
        --------               --------        -------------------
Kingston, PA............  Headquarters               121,000
                          Distribution Center
                          Call Center
Columbus, OH............  Distribution Center         26,000
                          Call Center
Atlanta, GA.............  Distribution Center         20,000
Rock Island, IL.........  Distribution Center         16,000
Dallas, TX..............  Distribution Center         12,000
Denver, CO..............  Distribution Center          9,400
Scranton, PA............  Call Center                  5,000

         The following chart provides information concerning the number and location of Diamond's service centers, all of which are leased:

                          NUMBER OF
                           SERVICE
STATE                      CENTERS
-----                     ---------
Alabama.................      6
Arkansas................      1
Arizona.................      2
California..............     11
Colorado................      7
Connecticut.............      6
Delaware................      2
Florida.................     11
Georgia.................      9
Idaho...................      2
Illinois................      7
Indiana.................      7
Iowa....................      3
Kansas..................      3
Kentucky................      3
Louisiana...............      5
Maine...................      4
Maryland................      8
Massachusetts...........     10
Michigan................      8
Minnesota...............      3
Mississippi.............      1
Missouri................      4
Nebraska................      2
Nevada..................      2
New Hampshire...........      6
New Jersey..............     11
New Mexico..............      1
New York................     28
North Carolina..........      8
Ohio....................     11
Oklahoma................      2
Oregon..................      3
Pennsylvania............     28
Rhode Island............      1
South Carolina..........      4
South Dakota............      1
Tennessee...............      5
Texas...................     11
Utah....................      2
Vermont.................      3
Virginia................     12
West Virginia...........      5
Washington..............      3
Wisconsin...............      5
Wyoming.................      1

         Diamond believes that its facilities are adequate for its current needs and that suitable additional distribution centers and service locations will be available to satisfy Diamond's expansion needs.

ITEM 3.           LEGAL PROCEEDINGS AND INSURANCE

         On May 2, 2002, Diamond filed an amended Complaint with the United States District Court, Middle District of Pennsylvania against Safelite Glass Corporation (the "Defendant"). Diamond alleges, among other things, that the Defendant's conduct as (i) an operator of national telephone call centers which takes first notice of loss calls from insurers of several of the largest automobile insurers in the United States (the "Insurers"); (ii) a provider of various claims processing services to the Insurers as a third-party administrator and; (iii) an operator of a network of retail repair and replacement facilities who perform work for the Insurers as Safelite affiliates, violated certain federal and state laws and give rise to other legal and equitable claims against the Defendant. Diamond alleges that the Defendant engaged in various practices designed to divert customers away from Diamond to the Defendant, and that Diamond has suffered damages as a result of this conduct in an amount to be determined at trial.

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

         On February 3, 2003, Delbert Rice and Kenneth E. Springfield, Jr., on behalf of themselves and all others similarly situated (the "Plaintiffs"), filed a class action Complaint in the Court of Common Pleas of Luzerne County against Diamond. Plaintiffs allege, among other things, Diamond violated certain sections of the Pennsylvania Unfair Trade Practices and Consumer Protection Law and common law. Plaintiffs allege that this alleged conduct has caused monetary damages to Plaintiffs. Among other things, Plaintiffs are seeking damages in an amount to be determined at trial. Diamond believes Plaintiffs' allegations are without merit and plans to vigorously contest this complaint.

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

         At March 13, 2003, there were four holders of record of Diamond's Common Stock and three holders of record of Diamond's Preferred Stock.

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

ITEM 6.           SELECTED FINANCIAL DATA

         The selected historical and unaudited pro forma condensed financial data as of December 31, 1998, 1999, 2000, 2001 and 2002 and for each of the years then ended has been derived from Diamond's audited financial statements. The report of KPMG LLP, independent auditors, on Diamond's Financial Statements as of December 31, 2000, 2001 and 2002, is included elsewhere herein.

         This summary historical and unaudited pro forma condensed financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Diamond's Financial Statements and the related notes thereto appearing elsewhere in this Annual Report.

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  ------------------------
                                                              1998          1999          2000          2001          2002
                                                              ----          ----          ----          ----          ----
                                                                                   (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATING DATA:
Sales .................................................     $ 149,609     $ 164,520     $ 184,015     $ 201,366     $ 201,623
Cost of sales .........................................        43,851        51,456        56,585        58,049        59,525
                                                            ---------     ---------     ---------     ---------     ---------
Gross profit ..........................................       105,758       113,064       127,430       143,317       142,098
Operating expenses ....................................        89,764       101,894       111,814       124,501       133,321
                                                            ---------     ---------     ---------     ---------     ---------
Income from operations ................................        15,994        11,170        15,616        18,816         8,777
Interest income .......................................          (120)          (31)          (57)         (191)         (221)
Interest expense ......................................         8,162        11,054        11,514        10,305         8,826
                                                            ---------     ---------     ---------     ---------     ---------
Net income before provision for income taxes ..........         7,952           147         4,159         8,702           172
Provision for income taxes ............................           (37)          138         1,799         3,733           261
Net income ............................................         7,989             9         2,360         4,969           (89)
Preferred stock dividends .............................         3,246         4,800         5,403         6,081         6,843
                                                            ---------     ---------     ---------     ---------     ---------
Net income (loss) applicable to common stockholders ...     $   4,743     $  (4,791)    $  (3,043)    $  (1,112)    $  (6,932)
                                                            =========     =========     =========     =========     =========

PRO FORMA (1):
Historical income before provision for income taxes ...     $   7,952
Pro forma provision for income taxes ..................         3,181
                                                            ---------
Pro forma net income ..................................     $   4,771
                                                            =========

OTHER DATA:
EBITDA(2) .............................................     $  18,524     $  13,796     $  18,447     $  21,462     $  12,012
EBITDA margin .........................................          12.4%          8.4%         10.0%         10.7%          6.0%

Non-vehicle capital expenditures ......................     $   1,856     $   1,892     $   1,076     $   2,915     $   2,560
Vehicle capital expenditures ..........................           673           479           182         1,300           711
                                                            ---------     ---------     ---------     ---------     ---------
Total capital expenditures ............................         2,529         2,371         1,258         4,215         3,271

Service centers operated at period end ................           206           226           232           256           278

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents .............................     $     301     $      94     $      25     $   6,592     $   2,094
Total assets ..........................................        90,692        87,519        87,995        91,846        83,822
Total debt ............................................       108,500       107,500       100,500       100,000        93,000
Redeemable cumulative preferred stock .................        38,246        43,046        48,449        54,530        61,373
Stockholders' equity (deficit) ........................       (73,441)      (78,232)      (81,275)      (82,387)      (89,452)

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

(2) EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization, which for the Company is income from continuing operations plus depreciation and amortization and interest income. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because Diamond believes it is an indicative measure of its operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures

     Not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. A substantial portion of Diamond's EBITDA must be dedicated to the payment of interest on its outstanding indebtedness and to service other commitments, thereby reducing the funds available to the Company for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use. See
     Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                  YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------
                                         1998      1999      2000      2001      2002
                                       --------  --------  --------  --------  --------
                                                        (IN THOUSANDS)
Income from continuing operations....  $ 15,994  $ 11,170  $ 15,616  $ 18,816  $  8,777
Depreciation and amortization........     2,410     2,595     2,774     2,455     3,014
Interest Income                             120        31        57       191       221
                                       --------  --------  --------  --------  --------
     EBITDA..........................  $ 18,524  $ 13,796  $ 18,447  $ 21,462  $ 12,012
                                       ========  ========  ========  ========  ========

QUARTERLY FINANCIAL DATA

                                                         First       Second      Third      Fourth
                        2002                            Quarter     Quarter     Quarter     Quarter      Total
---------------------------------------------------     -------     -------     -------     -------     --------
Net Sales                                               $48,157     $54,404     $52,970     $46,092     $201,623
Gross Profit                                             34,520      39,354      37,112      31,112      142,098
Net income (loss)                                           166       2,038          29      (2,322)         (89)
Net income (loss) applicable to common stockholders      (1,469)        353      (1,706)     (4,110)      (6,932)

                        2001
---------------------------------------------------
Net sales                                               $50,057     $55,849     $52,304     $43,156     $201,366
Gross profit                                             35,726      40,338      37,088      30,165      143,317
Net income (loss)                                         1,983       3,613       1,494      (2,121)       4,969
Net income (loss) applicable to common stockholders         530       2,116         (48)     (3,710)      (1,112)

                        2000
---------------------------------------------------
Net Sales                                               $44,665     $49,153     $48,628     $41,569      184,015
Gross profit                                             30,801      33,746      33,822      29,061      127,430
Net income (loss)                                           693       1,970       1,305      (1,608)       2,360
Net (loss) income applicable to common stockholders        (599)        641         (65)     (3,020)      (3,043)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Diamond is a leading provider of automotive glass replacement and repair services in the United States. At December 31, 2002, Diamond operated a network of 278 automotive glass service centers, approximately 1,100 mobile installation vehicles and six distribution centers in 46 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales, net loss and EBITDA for the year ended December 31, 2002 was $201.6 million, ($0.1) million and $12.0 million, respectively.

         Diamond believes that, due to its sole focus on automotive glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond's low cost structure enables it to serve all markets of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing companies, rental car companies, car dealerships, body shops, utilities and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. Diamond's 2002 sales to individual consumers, commercial customers and insurance customers represented approximately 27.1%, 37.0% and 35.9% of total sales, respectively. While the two largest participants in the industry primarily focus on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufacture automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

RECAPITALIZATION

         On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things: (1) Diamond declared and paid a dividend of 3,500 shares of Preferred Stock (equal to 10.0% of the Preferred Stock outstanding after the Recapitalization, as defined below) to each of Kenneth Levine and Richard Rutta;
(2) Kenneth Levine and Richard Rutta transferred all of the issued and outstanding shares of each of the affiliated entities to Diamond in consideration for which Diamond issued 6,950,000 shares of Common Stock to Kenneth Levine and Richard Rutta; (3) each of the affiliated entities merged with and into Diamond; (4) Green Equity Investors II, L.P. purchased: (A) 770,000 shares of Common Stock, equal to 77.0% of the Common Stock outstanding after the Recapitalization, for aggregate consideration equal to $15.4 million, and (B) 28,000 shares of Preferred Stock, equal to 80.0% of the Preferred Stock outstanding following the Recapitalization, for an aggregate consideration of $28.0 million; (5) Norman Harris and Michael A. Sumsky purchased an aggregate of 30,000 shares of Common Stock, equal to 3.0% of the Common Stock outstanding after the Recapitalization, for aggregate consideration of $600,000; and (6) Diamond redeemed from Kenneth Levine and Richard Rutta all of the Common Stock owned by them (other than 100,000 shares owned by each of them) for approximately $150.7 million in cash, which resulted in each of Kenneth Levine and Richard Rutta owning 10.0% of the Common Stock outstanding after the Recapitalization. These transactions were consummated on March 31, 1998, and together constitute the "Recapitalization." Concurrently with the Recapitalization, Diamond issued the Notes and entered into a credit facility with a syndicate of financial institutions, under which Diamond borrowed $12.5 million in connection with the Recapitalization. See "--Significant Accounting Policies - Income Tax" for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of the Recapitalization.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Financial Statements of Diamond and the notes thereto included elsewhere in this Annual Report.

         The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the years ended December 31, 2000, 2001 and 2002.

                                                                        YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------
                                                             2000                2001                2002
                                                        ---------------     ---------------     ---------------
                                                          $         %         $         %         $         %
                                                        -----     -----     -----     -----     -----     -----
                                                                         (DOLLARS IN MILLIONS)
Sales .............................................     184.0     100.0     201.4     100.0     201.6     100.0
Cost of Sales......................................      56.6      30.8      58.1      28.8      59.5      29.5
                                                        -----     -----     -----     -----     -----     -----

Gross Profit.......................................     127.4      69.2     143.3      71.2     142.1      70.5
Operating Expenses.................................     111.8      60.8     124.5      61.8     133.3      66.1
                                                        -----     -----     -----     -----     -----     -----
Income from Operations.............................      15.6       8.4      18.8       9.4       8.8       4.4

Interest Income....................................      (0.1)      0.1      (0.2)      0.1      (0.2)      0.1
Interest Expense...................................      11.5       6.3      10.3       5.1       8.8       4.4
                                                        -----     -----     -----     -----     -----     -----
                                                         11.4       6.2      10.1       5.0       8.6       4.3
                                                        -----     -----     -----     -----     -----     -----

Income before Provision for Income Taxes...........       4.2       2.3       8.7       4.3       0.2       0.1
Provision for Income Taxes.........................       1.8       1.0       3.7       1.8       0.3       0.1
Net Income (loss)..................................       2.4       1.3       5.0       2.5      (0.1)     (0.0)
                                                        =====     =====     =====     =====     =====     =====

Net Loss Applicable to Common Stockholders               (3.0)    (1.6)      (1.1)     (0.5)     (6.9)     (3.4)
                                                        =====     =====     =====     =====     =====     =====

Net Income (loss)..................................       2.4       1.3       5.0       2.5      (0.1)     (0.0)

Interest Expense                                         11.5       6.3      10.3       5.1       8.8       4.4
Income Tax                                                1.8       1.0       3.7       1.8       0.3       0.1
Depreciation and Amortization                             2.7       1.5       2.5       1.3       3.0       1.5

EBITDA (1).........................................      18.4      10.0      21.5      10.7      12.0       6.0
                                                        =====     =====     =====     =====     =====     =====

(1) EBITDA represents income before taxes, interest expense, depreciation and amortization. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to Diamond's ability to meet its future debt service, capital expenditure and working capital requirements.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Sales. Sales for 2002 increased by $0.2 million, or 0.1%, to $201.6 million from $201.4 million for 2001. The increase in sales was attributable to an increase in revenue per installation unit. Although installation units decreased 1.4%, due primarily to weaker demand resulting from historically mild winter weather conditions experienced throughout a large portion of the United States during the early months of 2002 and the recessionary economic climate, revenue per installation unit increased an average of 1.5%. The increase in Diamond's average revenue per installation unit is attributable to general price increases and to its sales mix.

         Gross Profit. Gross profit for 2002 decreased by $1.2 million, or 0.8%, to $142.1 million from $143.3 million for 2001. Gross margin decreased as a percentage of sales to 70.5% for 2002 from 71.2% for 2001. The decrease in gross margin percentage was primarily due to increased product costs in 2002.

         Operating Expenses. Operating expenses for 2002 increased by $8.8 million, or 7.1%, to $133.3 million from $124.5 million for 2001. Operating expenses increased as a percentage of sales to 66.1% for 2002 from 61.8% for 2001. Approximately $5.9 million of increased operating expense is directly related to expansion in service centers, primarily for wages and wage related expenses, advertisement and promotional expenses and occupancy costs. The increase in operating expenses was also due to a general increase in wages and wage related expenses experienced primarily at service centers combined with an increase in insurance expense due to rising insurance premiums, an increase in advertisement and promotional expenses and an increase in depreciation expense due to continued investment in our back office systems.

         Depreciation and amortization expense for 2002 increased by $0.5 million, or 20.0%, to $3.0 million from $2.5 million for 2001. This increase was primarily due to the amortization and depreciation expense related to certain sales, billing and financial systems software and computer hardware implemented in the latter half of 2001 and first half of 2002. This increase was partially offset by a decrease in expense due to the increased use of a master fleet leasing program for the lease of mobile installation and distribution service vehicles.

         Income from Operations. Income from operations for 2002 decreased by $10.0 million, or 53.2%, to $8.8 million from $18.8 million for 2001. This decrease was primarily due to the decrease in gross profit and increase in operating expenses as discussed above.

         Interest Expense. Interest expense for 2002 decreased by $1.5 million, or 14.6%, to $8.8 million from $10.3 million for 2001. The decrease was due primarily to a net gain of $1.4 million from the repurchase of $7.0 million of senior notes in December 2002.

         Net Income. Diamond recorded $(0.1) million of net loss in 2002 compared to $5.0 million net income in 2001. Net income (loss) as a percentage of sales decreased to (0.0%) for 2002 from 2.5% for 2001. The decrease in net income and net income margin during 2002 compared to 2001 was primarily due to the impact of the decrease in gross profit and increased operating expenses.

         Net Loss Applicable to Common Stockholders. Net loss applicable to common stockholders for 2002 increased $5.8 million to $(6.9) million from $(1.1) million for 2001. The increase was primarily due to the decrease in net income as discussed above and to the increase in preferred stock dividends.

         EBITDA. EBITDA for 2002 decreased by $9.5 million, or 44.2%, to $12.0 million from $21.5 million for 2001. EBITDA as a percentage of sales decreased to 6.0% for 2002 from 10.7% for 2001. The decrease in EBITDA and EBITDA margin during 2002 was primarily due to the decrease in gross profit and increase in operating expenses as discussed above.

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

         Interest Expense. Interest expense for 2001 decreased by $1.2 million, or 10.4%, to $10.3 million from $11.5 million for 2000. The decrease was due to a net loss realized on extinguishment of debt of $0.8 million in 2000, and to a reduction in outstanding borrowings under the credit facility during 2001.

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

         Net Cash Provided by Operating Activities. Net cash provided by operating activities for 2002 decreased $6.9 million to $4.3 million from $11.2 million for 2001. The decrease in cash provided by operating activities for 2002 was primarily due to a decrease in Diamond's net earnings. Net cash provided by operating activities for 2001 increased $2.7 million to $11.2 million from $8.5 million for 2000. The increase in cash provided by operating activities for 2001 was due to an increase in Diamond's net earnings and a $3.7 million decrease in deferred income taxes, which was partially offset by a $2.2 million increase in inventory.

         Net Cash Used in Investing Activities. Net cash used in investing activities for 2002 decreased $0.8 million to $3.2 million used from $4.0 million used in investing activities for 2002. Net cash used in investing activities for 2001 increased $2.8 million to $4.0 million used from $1.2 million used in investing activities for 2000. The primary reason for these variances was a change in capital expenditures.

         Net Cash Used in Financing Activities. Net cash used in financing activities for 2002 increased $5.0 million to $5.6 million from $0.6 million for 2001 due to a $5.3 million cash outlay for redemption of $7.0 million in senior notes and a $0.3 million repurchase of common stock. Net cash used in financing activities for 2001 decreased $6.7 million to $0.6 million from $7.3 million for 2000 due to less borrowings under the credit facility in 2001.

         Capital Expenditures. Capital expenditures were $3.3 million for 2002 as compared to $4.2 million for 2001 and $1.3 million for 2000. Excluding vehicle capital expenditures, capital expenditures were $2.6 million for 2002 as compared to $2.9 million for 2001 and $1.1 million for 2000. Capital expenditures in 2002 were made primarily to fund the continued upgrade of Diamond's management information systems. The most significant capital expenditures contemplated over the next five years will be for the continued enhancement and maintenance of Diamond's management information systems and the continuation of Diamond's expansion program.

         Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements, including those related to the opening of new service centers for the foreseeable future. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the credit facility. See "--Critical Accounting Policies - Income Tax" for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of the Recapitalization.

CRITICAL ACCOUNTING POLICIES

         Certain accounting estimates and assumptions are particularly sensitive because of their significance to the financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of Diamond with the more critical estimates and judgments are described below.

         Allowance for Doubtful Accounts. Diamond makes assumptions related to the uncollectability of trade accounts receivable. An accrual is recorded for all specific accounts receivable that have been determined to be uncollectible and an estimate for all other uncollectible amounts. Assumptions used are based on aging of receivables, type of customer and historical company experience.

         Accrued Healthcare and Worker's Compensation Costs. Diamond makes assumptions in order to estimate its healthcare and worker's compensation cost accruals for claims that have been incurred but not yet paid for by the company. Assumptions used in the estimate are based on continued analysis of claim activity and time lag in processing claims.

         Income Tax. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The timing of the reversal of deferred tax liabilities and the projection of future taxable income require the Company to make a number of estimates.

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

         The Internal Revenue Service has concluded its audit of the tax periods ended December 31, 1998, 1999, and 2000. As a result of this audit, the Internal Revenue Service issued a notice of proposed adjustments on February 20, 2002, which included a disallowance of the tax-deductible goodwill resulting from the aforementioned Transaction. The Internal Revenue Service has asserted that the Transaction did not qualify as a stock purchase, and accordingly, that the election under Internal Revenue Code Section 338(h)(10) was not valid. As a result, if the IRS position is sustained, tax-deductible goodwill would not be recognizable by Diamond.

         The proposed adjustments by the Internal Revenue Service would result in $7.3 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2002, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would be eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill. The carrying amount of these assets at December 31, 2002 is approximately $36.5 million.

         Diamond strongly believes that the Transaction was properly accounted for, and has appealed the Internal Revenue Service's proposed adjustment. If such appeal is ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

NEW ACCOUNTING STANDARDS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34." In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". See
Note 2 to the consolidated financial statements for information concerning the company's implementation and impact of these new standards.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following summarizes Diamond's contractual cash obligations and other commercial commitments as of December 31, 2002.

                                                    PAYMENTS DUE BY PERIOD (DOLLARS IN THOUSANDS)
                                       --------------------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS            2003       2004       2005      2006     2007     THEREAFTER      TOTAL
                                       --------------------------------------------------------------------------
Long Term Debt                           ----       ----       ----     ----     ----     $   93,000     $ 93,000
Real Estate Leases                     $4,846     $2,601     $1,165    $ 241    $  84             31        8,968
Vehicle Operating Leases                  829       ----       ----     ----     ----           ----          829
                                       --------------------------------------------------------------------------
Total Contractual Cash Obligations     $5,675     $2,601     $1,165    $ 241    $  84     $   93,031     $102,797
                                       ==========================================================================

                                                                  AMOUNT OF COMMITMENT
                                                                 EXPIRATION PER PERIOD
                                                                 (DOLLARS IN THOUSANDS)
                                                           ----------------------------------
OTHER COMMERCIAL COMMITMENTS                                 2003      THEREAFTER      TOTAL
                                                           ----------------------------------
Standby Letters of Credit                                  $ 4,546           ----     $ 4,546
Operating Lease - Contingent Guaranteed Residual Value       9,370           ----       9,370
                                                           ----------------------------------
Total Commercial Commitments                                13,916           ----      13,916
                                                           ==================================

INFLATION

         Diamond believes that inflation has not had a material impact on its results of operations for 2000, 2001 or 2002.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Diamond has no material exposure to market risk.

ITEM 8.           FINANCIAL STATEMENTS

         The following financial statements of Diamond, together with the report of the independent auditors thereon, are presented on pages F-1 through F-20 hereof as set forth below:

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----
Independent Auditors' Report.........................................................................         F-2

Consolidated Balance Sheets, December 31, 2002 and 2001..............................................         F-3

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000...........         F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2002, 2001         F-6
and 2000.............................................................................................

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000...........         F-7

Notes to Consolidated Financial Statements...........................................................         F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning Diamond's directors and executive officers:

          NAME                AGE                            POSITION
          ----                ---                            --------
Kenneth Levine ..........      49     Co-Chairman of the Board and Director
Richard Rutta ...........      46     Co-Chairman of the Board and Director
Norman Harris ...........      48     Chief Executive Officer
Michael A. Sumsky .......      44     President, Chief Financial Officer and General Counsel
Jonathan A. Seiffer .....      31     Director
John G. Danhakl .........      47     Director
Jonathan D. Sokoloff ....      45     Director

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

         JONATHAN A. SEIFFER has been a Director of Diamond since November 2001. Mr. Seiffer has been a partner of Leonard Green & Partners, L.P. "LGP", since January 1999. From December 1997 through January 1999, Mr. Seiffer was a Vice President of LGP. From October 1994 through December 1997, Mr. Seiffer was an associate at LGP. Prior to October 1994, Mr. Seiffer was a member of the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation "DLJ". Mr. Seiffer is also a director of Gart Sports Company, Dollar Financial Group, Inc. and Liberty Group Publishing, Inc.

         JOHN G. DANHAKL has been a Director of Diamond since March 1998. Mr. Danhakl has been a partner of LGP since 1995. Mr. Danhakl had previously been a Managing Director at DLJ and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated ( "Drexel "). Mr. Danhakl is also a director of Twinlab Corporation, The Arden Group, Inc., Petco Animal Supplies, Inc., Leslie's Poolmart, Inc., Big 5 Corporation, Communications and Power Industries, Inc., Liberty Group Publishing, Inc., VCA Antech, Inc. and several private companies.

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

ITEM 11.          EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table provides information about the compensation paid by Diamond to its Co-Chairman of the Board and its two other executive officers during the fiscal years ended December 31, 2000, 2001 and 2002. The Co-Chairman of the Board and the two other executive officers of Diamond are collectively referred to as the "Named Executive Officers."

----------------------------------------------------------------------------------------------------------------------
                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                   ANNUAL COMPENSATION                    AWARDS
                                          --------------------------------------------------------
                                                                        OTHER          SECURITIES          ALL
                                                                        ANNUAL         UNDERLYING         OTHER
     NAME AND PRINCIPAL                    SALARY                    COMPENSATION       OPTIONS/      COMPENSATION
          POSITION               YEAR       ($)        BONUS ($)         ($)            SARs (#)           ($)
----------------------------------------------------------------------------------------------------------------------
Kenneth Levine                   2002     $300,000             -                -                -     $      3,667(2)
                                 ----------------------------------------------------------------------------------
     Co-Chairman of the          2001     $300,000             -                -                -     $      3,400(2)
                                 ----------------------------------------------------------------------------------
Board and Director               2000     $300,000             -                -                -     $      3,168(2)
-------------------------------------------------------------------------------------------------------------------
Richard Rutta                    2002     $300,000             -                -                -     $      3,667(2)
                                 ----------------------------------------------------------------------------------
     Co-Chairman of the          2001     $300,000             -                -                -     $      3,400
                                 ----------------------------------------------------------------------------------
Board and Director               2000     $300,000             -                -                -     $      3,168(2)
-------------------------------------------------------------------------------------------------------------------
Norman Harris                    2002     $367,902             -     $    166,899(3)             -     $      3,667(2)
                                 ----------------------------------------------------------------------------------
     Chief Executive Officer     2001     $311,539     $ 149,356(1)             -                -     $      3,400(2)
                                 ----------------------------------------------------------------------------------
                                 2000     $275,000     $ 100,000(1)             -                -     $      3,168(2)
-------------------------------------------------------------------------------------------------------------------
Michael A. Sumsky                2002     $321,460             -                -                -     $      3,667(2)
                                 ----------------------------------------------------------------------------------
    President, Chief             2001     $286,539     $ 149,356(1)             -                -     $      3,400(2)
                                 ----------------------------------------------------------------------------------
Financial Officer and            2000     $250,000     $ 100,000(1)             -                -     $      2,711(2)
General Counsel
----------------------------------------------------------------------------------------------------------------------

         --------------
         (1) This bonus was earned in the year indicated, but paid in the immediately subsequent year.

         (2) Represents Diamond's net contribution on behalf of the Named Executive Officer to Diamond's 401(k) Profit Sharing Plan.

         (3)      Income earned in accordance with Restrictive Stock Agreement.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES. The following table provides information regarding the exercise price of stock options during the fiscal year ended December 31, 2002 for each of Diamond's Named Executive Officers and the year-end value of unexercised options held by the Named Executive Officers.

---------------------------------------------------------------------------------------------------------------
                                                                         NUMBER OF
                                                                        SECURITIES               VALUE OF
                                                                        UNDERLYING          UNEXERCISED IN-THE-
                                                                        UNEXERCISED                MONEY
                                                                      OPTIONS/SARs AT         OPTIONS/SARs AT
                                                                    FISCAL YEAR-END (#)     FISCAL YEAR-END ($)
                      SHARES ACQUIRED ON                               EXERCISABLE/             EXERCISABLE/
      NAME               EXERCISE (#)        VALUE REALIZED ($)        UNEXERCISABLE           UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------
Kenneth Levine                N/A                   N/A                      N/A                    N/A
---------------------------------------------------------------------------------------------------------------
Richard Rutta                 N/A                   N/A                      N/A                    N/A
---------------------------------------------------------------------------------------------------------------
Norman Harris                   -                     -                    0/450                    0/0
---------------------------------------------------------------------------------------------------------------
Michael A. Sumsky               -                     -                    0/450                    0/0
---------------------------------------------------------------------------------------------------------------

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

STOCK OPTION PLAN

         In September 1998, Diamond's Board of Directors and stockholders approved and adopted the Diamond Triumph Auto Glass, Inc. 1998 Management Stock Option Plan (the "1998 Plan"). The purpose of the 1998 Plan is to provide key employees of Diamond and its subsidiaries with an incentive to remain in the service of Diamond or its subsidiaries, to enhance Diamond's long-term performance and to afford key employees the opportunity to acquire a proprietary interest in Diamond. Currently, the 1998 Plan is administered by Diamond's Board of Directors. An aggregate of 30,000 shares of Common Stock are authorized for issuance under the 1998 Plan. As of December 31, 2002, the Board of Directors had granted options to purchase a total of 28,225 shares of Common Stock under the 1998 Plan. These options vest in five equal annual installments, commencing on the first anniversary of the date of grant. Vested options may not be exercised until the earlier of: (1) 90 days after Diamond's Common Stock has become publicly traded and (2) 91 days prior to the tenth anniversary of the date of grant. The 1998 Plan expires in September 2008.

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

         (4) In the event the executive is terminated due to death or disability (as defined in the employment agreement), the executive will receive:

                  - his base salary for a period of 12 months (but in no event beyond March 31, 2003); and

                  - the amount of any bonus payable through the date of termination.

         (5) In the event the executive is terminated by Diamond for any other reason than as provided in clauses (3) and (4) above, the executive will receive:

                  -        his base salary through the date of termination;

                  - the amount of any bonus payable through the date of termination; and

                  - in lieu of any further compensation, severance pay equal to the base salary that the executive would have otherwise received during the period beginning on the date of termination and ending on the earlier of (1) the scheduled termination date of executive's employment period under the employment agreement and
                           (2) such time as the executive obtains other permanent employment.

         (6) Customary non-competition and non-solicitation provisions, which provisions survive for one year after the termination of the executive's employment, and customary non-disclosure and assignment of inventions provisions.

         The employment agreement with Messrs. Levine and Rutta discussed above terminate on March 31, 2003. From that date onward, employment between Diamond and Messrs. Levine and Rutta is at-will.

         On March 31, 1998, Diamond entered into an employment agreement with Norman Harris pursuant to which Mr. Harris agreed to serve as the President of Diamond at an annual salary of $275,000, subject to annual review based on Diamond's and the executive's performance. On March 31, 1998, Diamond also entered into an employment agreement with Michael A. Sumsky pursuant to which Mr. Sumsky agreed to serve as the Executive Vice President, Chief Financial Officer and General Counsel of Diamond at an annual salary of $250,000, subject to annual review based on Diamond's and the executive's performance. Each of the agreements with Messrs. Harris and Sumsky also provided for the following:

         (1) An initial term of three years, which began on March 31, 1998 and ended on March 31, 2001.

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

         (4) In the event the executive was terminated due to death or disability (as defined in the employment agreement), the executive would receive:

                  - his base salary for a period of 12 months (but in no event beyond March 31, 2001); and

                  - the amount of any bonus payable through the date of termination.

         (5) In the event the executive was terminated by Diamond for any other reason than as provided in clauses (3) and (4) above, the executive would receive:

                  -        his base salary through the date of termination;

         - the amount of any bonus payable through the date of termination; and

         - in lieu of any further compensation, severance pay equal to the base salary that the executive would have otherwise received during the period beginning on the date of termination and ending on the earlier of (1) the scheduled termination date of the executive's employment period under the employment agreement and (2) such time as the executive would have obtained other permanent employment for compensation in an amount reasonably comparable to his base salary with Diamond.

         (6) Customary non-competition, non-solicitation provisions, non-disclosure and assignment of inventions provisions.

         The employment agreement with Messrs. Harris and Sumsky discussed above terminated on March 31, 2001. From that date onward, employment between Diamond and Mr. Sumsky is at-will. Also from that date through May 31, 2002, employment between Diamond and Mr. Harris was at-will.

         On June 1, 2002, Diamond entered into an employment agreement with Norman Harris pursuant to which Mr. Harris agreed to serve as the Chief Executive Officer of Diamond at an annual salary of $400,000, subject to annual review based on Diamond's and the executive's performance. The agreement with Mr. Harris also provides for the following:

         (1) An initial term of four years, which began on June 1, 2002, and ends on June 1, 2006.

         (2) In the event the executive is terminated by Diamond for cause (as defined in the employment agreement) or in the event the executive resigns, Diamond will pay the executive the executive's base salary through the date of termination.

         (3) In the event the executive is terminated due to death or disability (as defined in the employment agreement), the executive will receive:

                  - his base salary for a period of 12 months (but in no event beyond June 1, 2006); and

                  - the amount of any bonus payable through the date of termination.

         (4) In the event the executive is terminated by Diamond for any other reason than as provided in clauses (3) and (4) above, the executive will receive:

                  -        his base salary through the date of termination;

                  - the amount of any bonus payable through the date of termination; and

                  - in lieu of any further compensation, severance pay equal to the base salary that the executive would have otherwise received during the period beginning on the date of termination and ending on the earlier of (1) the scheduled termination date of the executive's employment period under the employment agreement and (2) such time as the executive would have obtained other permanent employment for compensation in an amount reasonably comparable to his base salary with Diamond.

         (5) Customary non-competition, non-solicitation provisions, non-disclosure and assignment of inventions provisions.

         On June 1, 2002, Diamond entered into a Restricted Stock Agreement with Mr. Harris (the "Agreement") pursuant to which the executive purchased from Diamond 26,366 shares (the "Restricted Shares") of Diamond's common stock, par value $0.01 per share, for nominal consideration. The Agreement generally restricts the sale or transferability of shares of Common Stock held by the executive before the Restrictions (as defined in the Agreement) have lapsed. The executive has all rights and privileges of a stockholder with respect to the Restricted Shares, including voting rights and the right to receive dividends paid with respect to the Restricted Shares.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information regarding the beneficial ownership of Diamond's Common Stock and Preferred Stock, as of March 13, 2003, by (1) each person known by Diamond to be the beneficial owner of more than 5% of the Common Stock, (2) each director, (3) Diamond's Named Executive Officers, and (4) all of Diamond's executive officers and directors as a group. Except as indicated in the footnotes to this table, Diamond believes that the persons named in this table have sole voting and investment power with respect to all of the shares of Common Stock and Preferred Stock indicated.

------------------------------------------------------------------------------------------------------------------
                                                      COMMON STOCK                         PREFERRED STOCK
                                                   BENEFICIALLY OWNED                     BENEFICIALLY OWNED
------------------------------------------------------------------------------------------------------------------
                                            NUMBER OF          PERCENTAGE OF        NUMBER OF        PERCENTAGE OF
                NAME                         SHARES               CLASS              SHARES             CLASS
------------------------------------------------------------------------------------------------------------------
Green Equity Investors II, L.P. (1)           770,000             76.1%              28,000               80.0%
--------------------------------------------------------------------------------------------------------------
Jonathan A. Seiffer (1)(2)                    770,000             76.1%              28,000               80.0%
--------------------------------------------------------------------------------------------------------------
John G. Danhakl (1)(2)                        770,000             76.1%              28,000               80.0%
--------------------------------------------------------------------------------------------------------------
Jonathan D. Sokoloff (1)(2)                   770,000             76.1%              28,000               80.0%
--------------------------------------------------------------------------------------------------------------
Kenneth Levine (1)                            100,000              9.9%               3,500               10.0%
--------------------------------------------------------------------------------------------------------------
Richard Rutta (1)                             100,000              9.9%               3,500               10.0%
--------------------------------------------------------------------------------------------------------------
Norman Harris (1)                              41,366              4.1%                   -
--------------------------------------------------------------------------------------------------------------
All directors and executive officers        1,011,366            100.0%              35,000             100.00%
as a group
(6 persons)(3)
--------------------------------------------------------------------------------------------------------------

(1) The address of Green Equity Investors II, L.P. and Messrs. Seiffer, Danhakl and Sokoloff is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. The address of Messrs. Levine, Rutta and Harris is 220 Division Street, Kingston, Pennsylvania.

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

         Set-out below is a table containing information as of the end of the last fiscal year of executive compensation plan split between plans (including individual compensation arrangements) approved by security holders and plans that have not been approved by security holders:

-------------------------------------------------------------------------------------------
                                                                               NUMBER OF
                                                                              SECURITIES
                                         NUMBER OF         WEIGHTED-           REMAINING
                                       SECURITIES TO        AVERAGE          AVAILABLE FOR
                                         BE ISSUED       EXERCISE PRICE     FUTURE ISSUANCE
                                           UPON                OF            UNDER EQUITY
                                        EXERCISE OF       OUTSTANDING        COMPENSATION
                                        OUTSTANDING         OPTIONS,             PLANS
                                          OPTIONS,        WARRANTS AND        (EXCLUDING
                                       WARRANTS AND          RIGHTS           SECURITIES
                                          RIGHTS                             REFLECTED IN
                                            (a)               (b)             COLUMN (a))
-------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS                 28,225             $  20               1,775
APPROVED BY SECURITY HOLDERS
-------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT              ----               ----                ----
APPROVED BY SECURITY HOLDERS
-------------------------------------------------------------------------------------------
TOTAL                                     28,225             $  20               1,775
-------------------------------------------------------------------------------------------

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

LEASE

         Kenneth Levine and Richard Rutta are the sole partners of a partnership, which leases to Diamond, Diamond's headquarters and distribution facility in Kingston, Pennsylvania and 18 service center locations. Following the Recapitalization, at Diamond's request, Kenneth Levine and Richard Rutta caused the partnership to renew or extend the leases on the facilities through December 31, 2010, on terms substantially similar to those applicable to those facilities on January 15, 1998, provided that the monthly rental amounts increase 4.0% each calendar year beginning January 1, 1999. Rental payments to the partnership for the facilities aggregated $551,000, $573,000 and $611,000 in 2000, 2001 and 2002, respectively.

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

         On November 1, 2002 Mr. Sumsky terminated his Management Share Agreement with Diamond. On November 1, 2002, Diamond made an aggregate investment of $300,000 as a capital contribution to DT Subsidiary Corp. (the "Subsidiary"), a corporation wholly owned by Diamond. Also, on November 1, 2002, the Subsidiary entered into a Stock Sale Agreement with Mr. Sumsky, pursuant to which Mr. Sumsky sold to the Subsidiary 15,000 shares of Diamond's common stock, par value $0.01 per share, for consideration of $20 per share.

ITEM 15.          CONTROLS AND PROCEDURES

         Diamond maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Diamond's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Diamond's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Diamond carried out an evaluation within 90 days prior to the date of this report, under the supervision and with the participation of Diamond's management, including Diamond's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Diamond's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Diamond's Chief Executive Officer and Chief Financial Officer concluded that Diamond's disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Diamond (including its consolidated subsidiaries) required to be included in Diamond's periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by Diamond in the reports filed or submitted by Diamond under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

         There have been no significant changes in Diamond's internal controls or in other factors that could significantly affect the internal controls subsequent to the date Diamond completed its evaluation.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)      Financial Statements

         (1) All financial statements of Diamond for the year ended December 31, 2002 are filed herewith. See Item 8 of this Annual Report for a list of such financial statements.

         (2) All financial statement schedules have been omitted as the required information is inapplicable or has been included in the financial statements and notes thereto.

         (3)      Exhibits - See response to paragraph (c) below.

(b)      Reports on Form 8-K.

         Not applicable.

(c)      Exhibits.

 EXHIBIT
 NUMBER                                           DESCRIPTION
--------                                          -----------
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

10.9 (1)     Non-Competition Agreement, dated March 31, 1998, between Richard Rutta and Diamond
             Triumph Auto Glass, Inc.

10.10 (1)    Management Services Agreement, dated as of March 31, 1998, between Diamond Triumph
             Auto Glass, Inc. and Leonard Green & Partners, L.P.

10.11 (2)    Finance Agreement, dated March 27, 2000, between The CIT Business Group/Business
             Credit, Inc. and Diamond Triumph Auto Glass, Inc.

10.12 (1)    Diamond Triumph Auto Glass, Inc. 1998 Management Stock Option Plan.

10.13        Employment Agreement, dated June 1, 2002, between Diamond Triumph Auto Glass, Inc.
             and Norman Harris

10.14        Restricted Stock Agreement, dated June 1, 2002, between Diamond Triumph Auto Glass, Inc and Norman Harris

10.15        Letter Agreement, dated June 1, 2002, between Diamond Triumph Auto Glass, Inc., Green Equity
             Investors II, L.P., Kenneth Levine, Richard Rutta and Norman Harris.

10.16        Amendment Agreement, dated October 30, 2002, between Diamond Triumph Auto Glass, Inc.,
             Green Equity Investors II, L.P., Kenneth Levine, Richard Rutta and Michael A. Sumsky.

10.17        Stock Sale Agreement, dated October 30, 2002, between DT Subsidiary Corp. and Michael A.
             Sumsky.


-------------------------------------------

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

                                    DIAMOND TRIUMPH AUTO GLASS, INC.

                                    By:      /s/ Kenneth Levine
                                          ----------------------------
                                          Name:  Kenneth Levine
                                          Title: Co-Chairman of the Board

Dated: March 31, 2003

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  Signature                                   Title(s)                      Date
                  ---------                                   --------                      ----
     /s/ Kenneth Levine
---------------------------------------------       Co-Chairman of the Board and       March 31, 2003
         Kenneth Levine                             Director

     /s/ Richard Rutta
---------------------------------------------       Co-Chairman of the Board and       March 31, 2003
         Richard Rutta                              Director

     /s/ Norman Harris
---------------------------------------------       Chief Executive Officer            March 31, 2003
         Norman Harris

     /s/ Michael A. Sumsky
---------------------------------------------       Chief Executive Officer            March 31, 2003
         Michael A. Sumsky

     /s/ Jonathan Seiffer
---------------------------------------------       Director                           March 31, 2003
         Jonathan Seiffer

     /s/ John G. Danhaki
---------------------------------------------       Director                           March 31, 2003
         John G. Danhakl

    /s/  Jonathan D. Sokoloff
---------------------------------------------       Director                           March 31, 2003
         Jonathan D. Sokoloff

I, Norman Harris, certify that:

         1. I have reviewed this annual report on Form 10-K of Diamond Triumph Auto Glass, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

                       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     Date: March 31, 2003      By: /s/ Norman Harris
                                                   -----------------------
                                                   Chief Executive Officer

         I, Michael A. Sumsky, certify that:

         1. I have reviewed this annual report on Form 10-K of Diamond Triumph Auto Glass, Inc;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

                       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       Date: March 31, 2003      By: /s/ Michael A. Sumsky
                                                     -----------------------
                                                     Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

         The registrant has not sent an annual report or proxy material to its security holders.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----
Independent Auditors' Report...............................................................................    F-2

Consolidated Balance Sheets, December 31, 2002 and 2001....................................................    F-3

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.................    F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2002, 2001 and      F-6
2000.......................................................................................................

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.................    F-7

Notes to Consolidated Financial Statements.................................................................    F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Diamond Triumph Auto Glass, Inc.:

         We have audited the accompanying consolidated balance sheets of Diamond Triumph Auto Glass, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Triumph Auto Glass, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 2 to the consolidated financial statements, Diamond Triumph Auto Glass, Inc. and subsidiary changed its method of accounting for extinguishment of debt in 2002.



/s/ KPMG LLP
Philadelphia, Pennsylvania
March 26, 2003

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                 (Dollars in Thousands except per share amounts)

                                       ASSETS                                                 2002          2001
                                                                                           ----------    ---------
Current assets:
           Cash and cash equivalents                                                       $   2,094        6,592
             Accounts receivable, less allowance for doubtful accounts
                     of $413 for 2002 and $213 for 2001                                       11,403       11,596
           Other receivables                                                                     349          387
           Inventories                                                                        15,712       16,757
           Prepaid expenses                                                                    1,562        1,383
           Deferred income taxes                                                               4,277        3,540
                                                                                           ---------     --------

                                          Total current assets                                35,397       40,255
                                                                                           ---------     --------

Equipment and leasehold improvements:
           Vehicles                                                                            6,441        8,027
           Computers and office equipment                                                      4,157        3,898
           Computer software                                                                   7,384        5,968
           Other equipment                                                                       649          636
           Leasehold improvements                                                                593          481
                                                                                           ---------     --------

                                                                                              19,224       19,010
           Accumulated depreciation and amortization                                         (11,218)     (11,211)
                                                                                           ---------     --------

                                          Net equipment and leasehold improvements             8,006        7,799

Unamortized deferred loan costs and senior notes discount, net                                 4,001        5,183
Deferred income taxes                                                                         35,932       38,111
Other assets                                                                                     486          498
                                                                                           ---------     --------

Total assets                                                                               $  83,822       91,846
                                                                                           =========     ========

See accompanying notes to consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                 (Dollars in Thousands except per share amounts)

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           2002          2001
                                                                                           ----------    ---------
Current liabilities:
           Accounts payable                                                                $   9,856       10,640
           Accrued expenses
                      Payroll and related items                                                5,729        4,678
                      Accrued interest                                                         2,155        2,317
                      Accrued income taxes                                                       451        1,679
                      Other                                                                      710          389
                                                                                           ---------     --------
                                 Total accrued expenses                                        9,045        9,063
                                                                                           ---------     --------

                                            Total current liabilities                         18,901       19,703
                                                                                           ---------     --------

Long-term debt:
           Senior notes                                                                       93,000      100,000
                                                                                           ---------     --------
                      Total long-term debt                                                    93,000      100,000
                                                                                           ---------     --------

                                            Total liabilities                                111,901      119,703
                                                                                           ---------     --------

Series A 12% senior redeemable cumulative preferred stock - par value $0.01 per share; authorized 100,000 shares; issued and outstanding
           35,000 shares in 2002 and 2001, at liquidation preference value                    61,373       54,530
                                                                                           ---------     --------

Stockholders' equity (deficit):
           Common stock, 2002 and 2001 par value $0.01 per share; authorized
                      1,100,000 shares; issued and outstanding 1,026,366 shares
                      in 2002, issued and outstanding 1,000,000 shares in 2001                    10           10
           Additional paid-in capital                                                         34,947       41,263
           Deferred compensation                                                                (360)          --
           Retained earnings (accumulated deficit)                                          (123,749)    (123,660)
           Common stock in treasury, at cost, 15,000 shares in 2002 and 0 shares in 2001        (300)          --
                                                                                           ---------     --------

                                            Total stockholders' equity (deficit)             (89,452)     (82,387)
                                                                                           ---------     --------

Total liabilities and stockholders' equity (deficit)                                       $  83,822       91,846
                                                                                           =========     ========

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years Ended December 31, 2002, 2001 and 2000

                             (Dollars in Thousands)

                                                         2002         2001         2000
                                                      ----------   ----------   ----------
Net sales                                             $ 201,623      201,366      184,015
Cost of sales                                            59,525       58,049       56,585
                                                      ---------    ---------    ---------

           Gross profit                                 142,098      143,317      127,430
                                                      ---------    ---------    ---------

Operating expenses:
   Payroll                                               80,730       75,232       67,786
   Advertising and promotional                           12,800       11,783       11,027
   Other operating expenses                              36,777       35,031       30,227
   Depreciation and amortization                          3,014        2,455        2,774
                                                      ---------    ---------    ---------

                                                        133,321      124,501      111,814
                                                      ---------    ---------    ---------

           Income from operations                         8,777       18,816       15,616

Other (income) expense:
   Interest income                                         (221)        (191)         (57)
   Interest expense                                       8,826       10,305       11,514
                                                      ---------    ---------    ---------

                                                          8,605       10,114       11,457
                                                      ---------    ---------    ---------

           Income before provision for income taxes         172        8,702        4,159

Provision for income taxes                                  261        3,733        1,799
                                                      ---------    ---------    ---------

           Net (loss) income                                (89)       4,969        2,360

Preferred stock dividends                                 6,843        6,081        5,403
                                                      ---------    ---------    ---------

Net loss applicable to common stockholders            $  (6,932)      (1,112)      (3,043)
                                                      =========    =========    =========

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

            Consolidated Statements of Stockholders' Equity (Deficit)

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

                                  COMMON STOCK                                       RETAINED
                              -------------------    ADDITIONAL                      EARNINGS
                                                      PAID-IN        DEFERRED      (ACCUMULATED    TREASURY
                               SHARES      AMOUNT     CAPITAL      COMPENSATION      DEFICIT)       STOCK       TOTAL
                              ---------    ------    ----------    ------------    ------------    --------    --------
Balance, December 31, 1999    1,000,000     $10       $52,747            --        $(130,989)         --      $(78,232)

Net income                           --      --            --            --            2,360          --         2,360

Preferred stock dividends            --      --        (5,403)           --               --          --        (5,403)
                              ---------    ----      --------        ------        ---------       -----       -------

Balance, December 31, 2000    1,000,000      10        47,344            --         (128,629)         --       (81,275)

Net income                           --      --            --            --            4,969          --         4,969

Preferred stock dividends            --      --        (6,081)           --               --          --        (6,081)
                              ---------    ----      --------        ------        ---------       -----       -------

Balance, December 31, 2001    1,000,000      10        41,263            --         (123,660)         --       (82,387)

Issuance of common stock         26,366      --           527          (527)              --          --            --

Amortization of deferred             --      --            --           167               --          --           167
  compensation

Purchase of treasury stock           --      --            --            --               --        (300)         (300)

Net loss                             --      --            --            --              (89)         --           (89)

Preferred stock dividends            --      --        (6,843)                            --                    (6,843)
                              ---------    ----      --------        ------        ---------       -----       -------

Balance, December 31, 2002    1,026,366     $10       $34,947         $(360)       $(123,749)      $(300)     $(89,452)
                              =========    ====      ========        ======        =========       =====       =======

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

                                                                                      2002         2001         2000
                                                                                   ----------   ----------   ----------
Cash flows from operating activities:
 Net income (loss)                                                                 $     (89)      4,969        2,360
                                                                                   ---------    --------      -------
Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and other amortization                                           3,014       2,455        2,774
         Deferred income taxes                                                         1,442       3,673        1,839
         Amortization of deferred loan costs and senior notes discount                   939         945          920
         (Gain) loss on extinguishment of debt                                        (1,430)         --          840
         Provision for doubtful accounts                                                 832         860          101
         (Gain) on sale of fixed assets                                                  (36)       (148)         (32)
         Amortization of deferred compensation                                           167          --           --
         Changes in assets and liabilities:
           Accounts and other receivables                                               (600)      1,507       (3,367)
           Inventories                                                                 1,045      (2,176)      (1,961)
           Prepaid expenses                                                             (179)       (299)        (122)
           Accounts payable                                                             (784)     (1,312)       4,002
           Accrued expenses                                                              (18)        694        1,114
                                                                                   ---------    --------      -------
           Net cash provided by operating activities                                   4,303      11,168        8,468
                                                                                   ---------    --------      -------

Cash flows from investing activities:
   Capital expenditures                                                               (3,271)     (4,215)      (1,258)
   Proceeds from sale of equipment                                                        85         263           55
   (Increase) decrease in other assets                                                    12         (94)          (3)
                                                                                   ---------    --------      -------
           Net cash used in investing activities                                      (3,174)     (4,046)      (1,206)
                                                                                   ---------    --------      -------

Cash flows from financing activities:
   Payment for redemption of senior notes                                             (5,276)         --           --
   Net proceeds from bank facility                                                        --       2,500       12,750
   Payments on bank facility                                                              --      (3,000)     (19,750)
   Deferred debt costs                                                                   (51)        (55)        (331)
   Repurchase of common stock                                                           (300)         --           --
                                                                                   ---------    --------      -------
           Net cash used in financing activities                                      (5,627)       (555)      (7,331)

                                                                                   ---------    --------      -------
           Net (decrease) increase in cash and cash equivalents                       (4,498)      6,567          (69)

Cash and cash equivalents, beginning of year                                           6,592          25           94
                                                                                   ---------    --------      -------

Cash and cash equivalents, end of year                                             $   2,094       6,592           25
                                                                                   =========    ========      =======

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

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

         On March 27, 2000, the Company replaced the Old Bank Facility with a new revolving credit facility (the "Credit Facility").

         The Company, headquartered in Kingston, Pennsylvania, is a provider of automotive glass replacement and repair services in the Northeast, Mid-Atlantic, Midwest, Southwest, Southeast and Western regions of the United States. At December 31, 2002, the Company operated a network of 278 automotive glass service centers, approximately 1,100 mobile installation vehicles and six distribution centers in 46 states.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      CASH AND CASH EQUIVALENTS

                  Investments with original maturities of three months or less are considered cash equivalents.

         (b)      INVENTORIES

                  Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.

         (c)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                  Equipment and leasehold improvements are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the following useful lives:

Vehicles                               5 years
Computers and office equipment         5-7 years
Computer software                      3-5 years
Other equipment                        5 years
Leasehold improvements                 Lesser of lease life or 10 years

                  Costs in 2002, 2001 and 2000 related to the development of software for a new back office sales audit and financial accounting system and point of sale system were capitalized in accordance with AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Upon completion of each of the projects in 2002, 2001 and 2000, the Company commenced amortizing the software costs over the estimated useful life of five years. Unamortized computer software costs were $3,871, $3,490 and $2,818 at December 31, 2002, 2001 and 2000, respectively. Amortization expense in 2002, 2001 and 2000 for capitalized computer software costs was $1,034, $952 and $844, respectively.

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

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

         (e)      DEFERRED LOAN COSTS AND SENIOR NOTES DISCOUNT

                  Deferred loan costs and senior notes discount are amortized over the life of the related debt and included in interest expense.

         (f)      ACCOUNTS RECEIVABLE

                  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and current economic and customer specific data. Past due balances over 180 days and a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by customer type. Account balances are charge-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

         (g)      REVENUE RECOGNITION

                  Revenue from auto glass installation and related services is recognized when the installation is complete or the service is performed. The Company provides for an allowance for accounts receivable. The provision for doubtful accounts was $832, $860 and $101 and write offs against the allowance were $632, $1,109 and $595 in 2002, 2001 and 2000 respectively.

         (h)      ADVERTISING

                  The Company expenses all advertising costs as incurred. The costs of yellow pages advertising are expensed at the time the yellow pages phone book is published. Total advertising expense was $9,039, $8,364 and $8,287 in 2002, 2001 and 2000,
                  respectively.

         (i)      IMPAIRMENT OF LONG-LIVED ASSETS

                  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting For the Impairment or Disposition of Long-lived Assets. Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

         (j)      EXTINGUISHMENT OF DEBT

                  The company accounts for the extinguishment of debt in accordance with the provision of SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections", which was early adopted in 2002. The company recorded a reduction to interest expense of $1,430 in 2002 related to gain on extinguishment of debt (See
                  Note 4 - Long-Term Debt) and reclassified prior year debt extinguishments so that the presentation is in conformance with SFAS No. 145.

         (k)      STOCK OPTION PLAN

                  The Company accounts for its stock option plan (Note - 7) under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

                  Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangement regardless of the method used to account for the plan.

                  As allowed by SFAS 123, the Company has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25, and adopted only the disclosure requirements of SFAS No. 123. Had the Company recognized compensation cost for its stock based compensation plans consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                              YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001         2000
                                                          ---------    -------      -------
Net (loss) income                                           $ (89)      4,969        2,360
    As reported
    Add stock-based employee compensation expense            ----        ----         ----
       included in reported net income, net of tax
    Deduct total stock-based employee compensation
       expense determined under fair-value-based
       method for all rewards, net of tax                     (16)         (6)         (16)
                                                            -----      ------       ------
    Pro forma                                                (105)      4,963        2,344
                                                            -----      ------       ------

                  The fair value of the options of $2.84 granted is estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.65%, volatility of 0% and expected dividend yield of 0%.

         (l)      USE OF ESTIMATES

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2002, 2001 and 2000

               (Dollars in Thousands except per share amounts)

         (m)      RECENT ACCOUNTING PRONOUNCEMENTS

                  In 2002, Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Disposition of Long-Lived Assets" was issued. This standard establishes one accounting model to be used for measuring impairment of long-lived assets. In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2002, management of the Company believes that no write-down for such impairment was required..

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

                  In November 2002, the FASB issued Interpretation No. 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements in interim or annual periods ending after December 15, 2002. Diamond has not yet determined the impact this statement will have on its financial statements.

                  In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

                  In January 2003, the FASB issued Interpretation No. 46, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

(3)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         For purposes of estimating the fair value of financial instruments, the Company has determined that the carrying amounts recorded on the balance sheet approximate the fair value for cash and cash equivalents,

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

         accounts and other receivables and current liabilities. In making this determination, the Company considered the short-term maturity of those assets and liabilities. The fair value of the Company's senior notes is estimated based on quoted market prices for those or similar investments. The estimated fair value of the Corporation's senior notes is $65,000 at December 31, 2002. The fair value of the Company's Preferred Stock approximates the liquidation preference.

(4)      LONG -TERM DEBT

         Long-term debt consists of the following:


                            2002        2001
                          --------     -------
Senior notes                93,000     100,000
                          --------     -------
Total                     $ 93,000     100,000
                          ========     =======

         On March 27, 2000, the Company entered into a Credit Facility, which has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of the Company's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of the Company's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to
         1.5 times the Company's EBITDA (as defined in the Credit Facility) for the prior twelve months. A portion of the Credit Facility, not to exceed $10,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. The Company had $4,546 in outstanding letters of credit at December 31, 2002. Borrowings under the Credit Facility bear interest, at the Company's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.75% for the Chase Manhattan Rate and 2.50% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subjected to increases or reductions based upon the Company meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of the tangible and intangible assets of the Company. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. The Company was in compliance with these covenants at December 31, 2002. No amounts were outstanding under the Credit Facility at December 31, 2002.

         In connection with the early retirement of an earlier credit facility, the Company incurred a loss of $840 on the extinguishment of debt in 2000. In connection with the adoption of SFAS No. 145, this loss was reclassified to interest expense in the 2000 Statement of Operations.

         The senior notes mature on April 1, 2008 and bear interest at a rate of 9.25% per annum. The senior notes and the obligations of the Company under the indenture governing the senior notes (the "Note Indenture") are unconditionally guaranteed on a senior, unsecured basis by any subsidiary guarantor, of which there are currently none. The senior notes are callable after five years at a premium to par which declines to par after eight years. Upon a change of control, as defined in the
         Note Indenture, the Company is required to offer to redeem the senior notes at 101% of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the Note Indenture include, among other things, limitations on additional indebtedness, investments, dividends and certain other significant transactions. The Company was in compliance with all such covenants as of December 31, 2002.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

         On December 16, 2002, the Company repurchased $7,000 face amount of senior notes for a repurchase price of $5,276. This repurchase resulted in a gain of $1,430, which was the difference between the carrying value of the senior notes, including unamortized debt issuance costs, at the time of their repurchase and the amount paid to repurchase the senior notes. This gain is included within interest expense.

         Maturities of long-term debt are as follows:

2003                           $     --
2004                                 --
2005                                 --
2006                                 --
2007                                 --
Thereafter                       93,000
                               --------
                               $ 93,000
                               ========

         Deferred loan costs and accumulated amortization are summarized as follows:

                                                ACCUMULATED
DECEMBER 31, 2002                    AMOUNT     AMORTIZATION    BALANCE
-----------------                   --------    ------------    -------
Deferred loan costs                 $  4,987        2,451        2,536
Discount on senior notes               2,790        1,325        1,465
                                    --------       ------       ------
                                    $  7,777        3,776        4,001
                                    ========       ======       ======

DECEMBER 31, 2001
Deferred loan costs                 $  5,385        2,076        3,309
Discount on senior notes               3,000        1,126        1,874
                                    --------       ------       ------
                                    $  8,385        3,202        5,183
                                    ========       ======       ======

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

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

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

         At December 31, 2002, 2001 and 2000 the liquidation value of the Preferred Stock recorded on the Company's balance sheet was $61,373, $54,530 and $48,449, respectively, which includes dividends of $26,373, $19,530 and $13,449, respectively, added to the liquidation value.

(6)      COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company leases service center and warehouse space and is responsible for all related occupancy costs. Rental expense in 2002, 2001 and 2000 aggregated $5,739, $5,058 and $4,605, respectively, of which $611, $573 and $551, respectively, were for realty owned by two stockholders and executive officers. Certain of the leases with unrelated parties contain various renewal options, and right of refusal purchase options.

         In addition, the Company leases certain vehicles under operating leases having lease terms of 367 days. The leases have monthly renewal options over periods of up to eight years. Total rent expense for such leases amounted to $4,009, $3,513 and $2,994 for the years ended December 31, 2002, 2001 and 2000, respectively.

         Total lease commitments, including vehicles, are as follows:

                                  REAL ESTATE
                               ------------------
                                THIRD     RELATED
                   VEHICLES    PARTIES    PARTIES    TOTAL
                   --------    -------    -------    -----
2003                $ 829       4,227       619      5,675
2004                 ----       1,957       644      2,601
2005                 ----         830       335      1,165
2006                 ----         241      ----        241
2007                 ----          84      ----         84
Thereafter           ----          31      ----         31

         The vehicle lease agreement also provides for terminal lease payment for guaranteed residual values reduced by actual proceeds from the vehicle sale in the event the lease is not renewed over periods ranging from four to eight years. The contingent guaranteed residual value payment commitment was $9,370 at December 31, 2002.

         The Company entered into a Management Services Agreement on March 31, 1998 with a related party pursuant to which the Company pays an annual fee of $685. Expense under this agreement was $685 annually in 2002, 2001 and 2000.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

         The Company's stockholders have entered into a Stockholders Agreement and a Management Share Agreement, which restricts the transferability of certain shares, establishes rights of first refusal, and establishes rights among the parties to the agreements.

         On June 1, 2002, Diamond entered into a Restricted Stock Agreement with Mr. Harris (the "Agreement") pursuant to which the executive purchased from Diamond 26,366 shares (the "Restricted Shares") of Diamond's common stock, par value $0.01 per share, for nominal consideration. The Agreement generally restricts the sale or transferability of shares of Common Stock held by the executive before the Restrictions (as defined in the Agreement) have lapsed. The executive has all rights and privileges of a stockholder with respect to the Restricted Shares, including voting rights and the right to receive dividends paid with respect to the Restricted Shares. Generally, the Restricted Shares vest and the Restrictions lapse: (i) with respect to 20% of the Restricted Shares on the Grant Date; and (ii) with respect to 20% of the Restricted Shares on each subsequent anniversary of the Grant Date until the Restricted Shares are fully vested. Compensation expense, deferred stock compensation, and proceeds from common stock issued have been recognized based on the vesting periods and the fair market value of $20 per share.

         On November 1, 2002 Mr. Sumsky terminated his Management Share Agreement with Diamond. On November 1, 2002, Diamond made an aggregate investment of $300 as a capital contribution in DT Subsidiary Corp. (the "Subsidiary"), a corporation wholly owned by Diamond. Also, on November 1, 2002, the Subsidiary entered into a Stock Sale Agreement with Mr. Sumsky, pursuant to which Mr. Sumsky sold to the Subsidiary 15,000 shares of Diamond's common stock, par value $0.01 per share, for consideration of $20 per share.

(7)      STOCK OPTION PLAN

         In September 1998, the Board of Directors and stockholders of the Company approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of a total of 30,000 authorized and unissued shares of common stock. As of December 31, 2002, the Board of Directors had granted 28,225 options to key employees of the Company with an exercise price of $20.00 per share, which approximates fair value at the date of grant. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after the Company's Common Stock has become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

         Summarized stock option data is as follows:

                                                    EXERCISE        SHARES
                                                     PRICE       UNDER OPTION
                                                    --------     ------------
Outstanding at December 31, 1999                      20.00        24,125
    Granted                                           20.00         5,500
    Exercised                                            --            --
    Cancelled                                         20.00        (1,200)
                                                                   ------
Outstanding at December 31, 2000                      20.00        28,425
    Granted                                           20.00         2,000
    Exercised                                            --            --
    Cancelled                                         20.00          (850)
                                                                   ------
Outstanding at December 31, 2001                                   29,575
    Granted                                              --            --
    Exercised                                            --            --
    Cancelled                                         20.00        (1,350)
                                                                   ------
Outstanding at December 31, 2002                                   28,225
                                                                   ======
Exercisable                                          $   --            --

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

         The Internal Revenue Service has concluded its audit of the tax periods ended December 31, 1998, 1999, and 2000. As a result of this audit, the Internal Revenue Service issued a notice of proposed adjustments on February 20, 2002, which included a disallowance of the tax-deductible goodwill resulting from the aforementioned Transaction. The Internal Revenue Service has asserted that the Transaction did not qualify as a stock purchase, and accordingly, that the election under Internal Revenue Code Section 338(h)(10) was not valid. As a result, if the IRS position is sustained, tax-deductible goodwill would not be recognizable by Diamond.

         The proposed adjustments by the Internal Revenue Service would result in $7.3 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2002, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would be eliminated, as well as net operating loss carryforwards from

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

         previous deductions of the tax goodwill. The carrying amount of these assets at December 31, 2002 is approximately $36.5 million.

         Diamond strongly believes that the Transaction is properly accounted for, and has appealed the Internal Revenue Service's proposed adjustment. If such appeal is ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

Income tax expense consists of:


                                        APPLICABLE TO
                                ----------------------------
                                CURRENT    DEFERRED    TOTAL
                                -------    --------    -----
Year ended December 31, 2002:
    Federal                     $  (953)     1,164      211
    State                          (228)       278       50
                                ------       -----      ---
                                $(1,181)     1,442      261
                                ------       -----      ---

                                        APPLICABLE TO
                                ----------------------------
                                CURRENT    DEFERRED    TOTAL
                                -------    --------    -----
Year ended December 31, 2001:
    Federal                      $ ----      2,799     2,799
    State                            61        874       935
                                --------    ------     -----
                                 $   61      3,673     3,734
                                --------    ------     -----

                                        APPLICABLE TO
                                ----------------------------
                                CURRENT    DEFERRED    TOTAL
                                -------    --------    -----
Year ended December 31, 2000:
    Federal                      $   --      1,370     1,370
    State                           (40)       469       429
                                 ------     ------     -----
                                 $  (40)     1,839     1,799
                                 ======     ======     =====

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

         Income tax expense applicable to continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

                                                             2002     2001     2000
                                                            ------    -----    -----
Computed "expected" tax expense                             $   59    2,959    1,414
Increase (reduction) in income taxes resulting from:
    State income taxes, net of federal income tax benefit       33      617      283

    Permanent items                                            169      129       73

    Other, net                                                  --       28       29
                                                            ------    -----    -----
                                                            $  261    3,733    1,799
                                                            ------    -----    -----

         The tax effects of temporary differences that give rise to significant portions of the deferred assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below.

                                                                     2002         2001
                                                                   --------     --------
Deferred tax assets:
    Accounts receivable, principally due to
       allowance for doubtful accounts                             $    161          85
    Inventories, principally due to additional
       costs inventoried for tax                                        847         955

    Intangibles for tax purposes                                     31,151      35,562

    Advertising expenses not yet
       deducted for tax purposes                                      2,459       1,818

    Net operating loss and alternative minimum
       tax credit carryforward                                        5,370       3,505

    Liabilities and accruals for financial reporting purposes           898         750
                                                                   --------     -------

       Total gross deferred tax assets                               40,886      42,675
                                                                   --------     -------

Deferred tax liabilities:
    Plant and equipment, principally due to differences
       in depreciation and capitalized interest                         677       1,024
                                                                   --------     -------

       Total gross deferred tax liabilities                            677        1,024
                                                                   --------     -------

       Net deferred tax assets                                     $ 40,209      41,651
                                                                   ========     =======

         There was no valuation allowance for deferred tax assets as of December 31, 2002 or 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize the deferred tax assets, the Company will need to generate future taxable income (excluding reversal of deferred tax assets) of approximately $95,000 prior to expiration of the 15-year amortization period for the intangible assets in 2012 and the subsequent net operating loss carryforward period of 20 years. Based upon the level of historical taxable income and projections of future taxable income over the period the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                 (Dollars in Thousands except per share amounts)

         differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the amortization period are reduced.

(9)      EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution plan covering all employees who meet the age and service requirements. Contributions to the plan are determined by the Company and are based upon a percentage of the annual compensation of all participants. The expense related to the plan amounted to $340, $389 and $286 for 2002, 2001 and 2000, respectively.

(10)     SUPPLEMENTAL CASH FLOW INFORMATION

                                               2002     2001     2000
                                              ------    -----    -----
Interest paid                                 $9,276    9,327    9,759

Noncash investing and financing activities:
    Preferred stock dividends                 $6,843    6,081    5,403

(11)     LEGAL PROCEEDINGS

         On May 2, 2002, Diamond filed an amended Complaint with the United States District Court, Middle District of Pennsylvania against Safelite Glass Corporation (the "Defendant"). Diamond alleges, among other things, that the Defendant's conduct as (i) an operator of national telephone call centers which takes first notice of loss calls from insurers of several of the largest automobile insurers in the United States (the "Insurers"); (ii) a provider of various claims processing services to the Insurers as a third-party administrator and; (iii) an operator of a network of retail repair and replacement facilities who perform work for the Insurers as Safelite affiliates, violated certain federal and state laws and give rise to other legal and equitable claims against the Defendant. Diamond alleges that the Defendant engaged in various practices designed to divert customers away from Diamond to the Defendant, and that Diamond has suffered damages as a result of this conduct in an amount to be determined at trial.

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

         On February 3, 2003, Delbert Rice and Kenneth E. Springfield, Jr., on behalf of themselves and all others similarly situated (the "Plaintiffs"), filed a class action Complaint in the Court of Common Pleas of Luzerne County against Diamond. Plaintiffs allege, among other things, Diamond violated certain sections of the Pennsylvania Unfair Trade Practices and Consumer Protection Law and common law. Plaintiffs allege that this alleged conduct has caused monetary damages to Plaintiffs. Among other things, Plaintiffs are seeking damages in an amount to be determined at trial. Diamond believes Plaintiffs' allegations are without merit and plans to vigorously contest this complaint.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financials, results of operations or liquidity. No amounts have been recorded in the consolidated financial statements for any of these legal actions.