Form 10-Q
period 2003-03-31
DIAMOND TRIUMPH AUTO GLASS INC
filed 2003-05-15
CIK 1109531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes [ ] No [X]

      As of May 15, 2003, there were 1,011,366 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003
                                      INDEX

                                                                                                  Page No.
                                                                                                  --------

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                       March 31, 2003 (unaudited) and December 31, 2002 ..............                3

                  Condensed Consolidated Statements of Operations - Three Months Ended
                       March 31, 2003 and 2002 (unaudited) ...........................                4

                  Condensed Consolidated Statements of Cash Flows - Three Months Ended
                       March 31, 2003 and 2002 (unaudited) ...........................                5

                  Notes to Unaudited Condensed Consolidated Financial Statements .....                6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................................               11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk ........................................................               14

         Item 4.  Controls and Procedures ............................................               14

Part II. Other Information

         Item 1.  Legal Proceedings ..................................................               15

         Item 6.  Exhibits and Reports on Form 8-K ...................................               15

                  Signature ..........................................................               16

                  Certifications .....................................................               17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands except per share amounts)

                                                                                         March 31, 2003          December 31, 2002
                                                                                         --------------          -----------------
                                                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $   6,791                $   2,094
  Accounts receivable, net                                                                     14,259                   11,403
  Other receivables                                                                               516                      349
  Inventories                                                                                  14,756                   15,712
  Prepaid expenses                                                                              2,525                    1,562
  Deferred income taxes                                                                         4,132                    4,277
                                                                                            ---------                ---------
Total current assets                                                                           42,979                   35,397
                                                                                            ---------                ---------
Equipment and leasehold improvements, net                                                       7,636                    8,006
Deferred loan costs and senior notes discount, net                                              3,780                    4,001
Deferred income taxes                                                                          35,642                   35,932
Other assets                                                                                      452                      486
                                                                                            ---------                ---------
Total assets                                                                                $  90,489                $  83,822
                                                                                            =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                          $  12,833                $   9,856
  Accrued expenses:
      Payroll and related items                                                                 6,039                    5,729
      Accrued interest                                                                          4,305                    2,155
      Accrued income taxes                                                                        362                      451
      Other                                                                                     1,321                      710
                                                                                            ---------                ---------
 Total accrued expenses                                                                        12,027                    9,045
                                                                                            ---------                ---------
Total current liabilities                                                                      24,860                   18,901
                                                                                            ---------                ---------
Long-term debt:
  Senior notes                                                                                 93,000                   93,000
                                                                                            ---------                ---------
Total long-term debt                                                                           93,000                   93,000
                                                                                            ---------                ---------
    Total liabilities                                                                         117,860                  111,901
                                                                                            ---------                ---------
Series A 12% senior redeemable cumulative preferred stock - par value
      $0.01 per share; authorized 100,000 shares; issued and outstanding
      35,000 shares in 2003 and 2002, at liquidation preference value                          63,214                   61,373
                                                                                            ---------                ---------
Stockholders' equity (deficit):
Common stock, 2003 and 2002 par value $0.01 per share; authorized
      1,100,000 shares; issued and outstanding 1,026,366 shares in 2003 and 2002                   10                       10
Additional paid-in capital                                                                     33,106                   34,947
Deferred compensation                                                                            (334)                    (360)
Retained earnings (accumulated deficit)                                                      (123,067)                (123,749)
Common stock in treasury, at cost, 15,000 shares in 2003 and 2002                                (300)                    (300)
                                                                                            ---------                ---------
    Total stockholders' equity (deficit)                                                      (90,585)                 (89,452)
                                                                                            ---------                ---------
Total liabilities and stockholders' equity (deficit)                                        $  90,489                $  83,822
                                                                                            =========                =========

            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                    Three Months Ended      Three Months Ended
                                                      March 31, 2003          March 31, 2002
                                                      --------------          --------------
Net sales                                                $ 54,133                $ 48,157
Cost of sales                                              16,237                  13,637
                                                         --------                --------
Gross profit                                               37,896                  34,520
Operating expenses                                         34,395                  31,723
                                                         --------                --------
Income from operations                                      3,501                   2,797
Other (income) expense:
     Interest income                                          (15)                    (61)
     Interest expense                                       2,398                   2,572
                                                         --------                --------
                                                            2,383                   2,511
                                                         --------                --------
Income before provision for income taxes                    1,118                     286
Provision for income taxes                                    436                     120

                                                         --------                --------
Net income                                                    682                     166
Preferred stock dividends                                   1,841                   1,635

                                                         --------                --------
Net loss applicable to common stockholders               ($ 1,159)               ($ 1,469)
                                                         ========                ========

            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                            Three Months Ended     Three Months Ended
                                                              March 31, 2003         March 31, 2002
                                                                  -------                -------
OPERATING ACTIVITIES
    Net cash provided by operating activities                     $ 5,023                $ 1,514
                                                                  -------                -------
INVESTING ACTIVITIES
    Capital expenditures                                             (382)                (1,217)
    Proceeds from sale of equipment                                    22                     35
    Decrease (increase) in other assets                                34                     (1)
                                                                  -------                -------
Net cash (used in) investing activities                              (326)                (1,183)
                                                                  -------                -------
FINANCING ACTIVITIES
  Deferred loan cost                                                   --                    (50)
                                                                  -------                -------
Net cash provided by (used in) financing activities                    --                    (50)
                                                                  -------                -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           4,697                    281
Cash and cash equivalents, beginning of period                      2,094                  6,592
                                                                  -------                -------
Cash and cash equivalents, end of period                          $ 6,791                $ 6,873
                                                                  =======                =======

            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in thousands except per share amounts)

NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES

            These interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data for the interim periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Diamond's results for interim periods are not normally indicative of results to be expected for the fiscal year. Weather has historically affected Diamond's sales, net income and earnings before interest expense, income taxes, depreciation and amortization expense ("EBITDA"), with severe weather generating increased sales, net income and EBITDA and mild weather resulting in lower sales, net income and EBITDA. In addition, Diamond's business is somewhat seasonal, with the first and fourth calendar quarters traditionally its slowest periods of activity.

            Preferred Stock - At March 31, 2003 and December 31, 2002, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $63,214 and $61,373, respectively, which includes dividends of $28,214 and $26,373, respectively.

            Long-Term Debt:

            Credit Facility - On March 27, 2000, Diamond entered into a revolving credit facility (the "Credit Facility"). The Credit Facility has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the Credit Facility) for the prior twelve months. A portion of the Credit Facility, not to exceed $10,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. Diamond had $5,541 in outstanding letters of credit at March 31, 2003. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.75% for the Chase Manhattan Rate and 2.50% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA of $10,500 level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond was in compliance with these covenants at March 31, 2003. At March 31, 2003, Diamond did not have any borrowings outstanding under the Credit Facility.

            Stock Option Plan:

            In September 1998, the Board of Directors and stockholders of the Company approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of a total of 30,000 authorized and unissued shares of common stock. As of March 31, 2003, the Board of Directors had granted 28,225 options to key employees of the Company with an exercise price of $20.00 per share, which approximates fair value at the date of grant. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after the Company's Common Stock has become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008. No options were granted in 2002 or in the three months ended March 31, 2003.

            The Company accounts for its stock option plan under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in thousands except per share amounts)

            Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123, as amended by SFAS No. 148, requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangement regardless of the method used to account for the plan.

            As allowed by SFAS 123, the Company has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25, and adopted only the disclosure requirements of SFAS No. 123. Had the Company recognized compensation cost for its stock based compensation plans consistent with the provisions of SFAS 123, the Company's net income would have been reduced to the following pro forma amounts:

                                                                THREE MONTHS ENDED MARCH 31,
                                                                 --------------------------
                                                                  2003                 2002
                                                                 -----                -----
Net income                                                       $ 682                $ 166
    As reported
    Add stock-based employee compensation expense                   16                   --
       included in reported net income, net of tax
    Deduct total stock-based employee compensation
       expense determined under fair-value-based
       method for all rewards, net of tax                          (18)                  (2)
                                                                 -----                -----
    Pro forma                                                    $ 680                $ 164
                                                                 -----                -----

      The fair value of the options granted of $2.84 is estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.65%, volatility of 0% and expected dividend yield of 0%.

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS

            During June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such Standard requires costs associated with exit or disposal activities (including restructurings), to be recognized when costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the financial statements.

            In November 2002, the FASB issued Interpretation No. 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. Diamond adopted the initial recognition provisions of Interpretation No. 45 in January of 2003. The initial adoption of Interpretation No. 45 did not have an initial impact on our results of operations or financial positions.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in thousands except per share amounts)

            In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. Diamond has adopted the disclosure provisions of SFAS No. 148.

            In January 2003, the FASB issued Interpretation No. 46, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have any effect on the Company's financial statements.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective, except for certain provisions, for contracts entered into or modified after June 30, 2003. Diamond does not expect adoption of SFAS No. 149 to have a material impact on its financial statements.

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

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in thousands except per share amounts)

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

NOTE 5.     INCOME TAXES

            As disclosed in the Company's 10-K for the year ended December 31, 2002, on February 20, 2002 the Internal Revenue Service issued a notice of proposed adjustments, which included disallowance of Diamond's tax deductible goodwill from Diamond's March 31, 1998 Recapitalization Transaction (as defined in the Company's 10-K for the year ended December 31, 2002).

            The proposed adjustments by the Internal Revenue Service would result in $7.3 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2002, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would be eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill. The carrying amount of these assets at December 31, 2002 is approximately $36.5 million. In addition, Diamond would be responsible to fund a current federal tax liability for the three months ended March 31, 2003 of approximately $0.4 million plus possible interest and penalties, and any resulting increases in current state tax expense for 2003.

            Diamond continues to strongly believe that the Transaction was properly accounted for and plans to appeal the Internal Revenue Service's proposed adjustment. If such appeal were ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

Note 6.     CONTINGENT GUARANTEED COMMITMENTS

            Diamond leases certain vehicles under operating leases having lease terms of 367 days. The leases have monthly renewal options. The vehicle lease agreement provides for terminal lease payment for guaranteed residual values reduced by actual proceeds from the vehicle sale in the event the lease is not renewed. The contingent guaranteed residual value payment commitment was $9,809 at March 31, 2003. No amounts have been accrued for related to this contingent obligation because Diamond does not believe it is probable that the payments will be required.

NOTE 7.     SUBSEQUENT EVENTS

            Diamond repurchased $11,042 principal amount of its senior notes in open market transactions during April and May of 2003 resulting in an aggregate financial statement gain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            RESULTS OF OPERATIONS

            The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the three months ended March 31, 2003 and 2002.

                                                                          THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------------------------------------------
                                                                  2003                                   2002
                                                       -------------------------               --------------------------
                                                         $                   %                   $                    %
                                                       -----               -----               -----                -----
                                                                             (DOLLARS IN MILLIONS)
Net Sales                                               54.1               100.0                48.2                100.0
Cost of Sales                                           16.2                29.9                13.7                 28.4
                                                       -----               -----               -----                -----
Gross Profit                                            37.9                70.1                34.5                 71.6
Operating Expenses                                      34.4                63.6                31.7                 65.8
                                                       -----               -----               -----                -----
Income From Operations                                   3.5                 6.5                 2.8                  5.8
Interest Income                                           --                  --                (0.1)                (0.2)
Interest Expense                                         2.4                 4.4                 2.6                  5.4
                                                       -----               -----               -----                -----
                                                         2.4                 4.4                 2.5                  5.2
                                                       -----               -----               -----                -----
Income before provision for income taxes                 1.1                 2.0                 0.3                  0.6
Provision (Benefit) for income taxes                     0.4                 0.7                 0.1                  0.2
                                                       -----               -----               -----                -----
Net income                                               0.7                 1.3                 0.2                  0.4
                                                       =====               =====               =====                =====
EBITDA (1)                                               4.3                 7.9                 3.5                  7.3
                                                       -----               -----               -----                -----

            (1) EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization, which for Diamond is income from operations plus depreciation and amortization and interest income. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income, cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because Diamond believes it is an indicative measure of its operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures

            Not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. A substantial portion of Diamond's EBITDA must be dedicated to the payment of interest on its outstanding indebtedness and to service other commitments, thereby reducing the funds available to Diamond for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use.

                                          Three Months Ended March 31,
                                            -----------------------
                                            2003               2002
                                            ----               ----
                                             (dollars in millions)
Income from operations                      $3.5               $2.8
Depreciation and amortization                0.8                0.6
Interest Income                              0.0                0.1
                                            ----               ----
     EBITDA                                 $4.3               $3.5
                                            ====               ====

            THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

                  Net Sales. Net sales for the three-month period ended March
            31, 2003 increased 12.4% to $54.1 million from $48.2 million as compared to the three-month period ended March 31, 2002. Installation units sold through March 31, 2003 increased 14.8% compared to the three-month period ended March 31, 2002. Diamond's revenue per installation unit for the three-month period ended March 31, 2003 was 1.8% below the three-month period ended March 31, 2002 revenue per installation unit. The increase in sales and installation units is primarily due to the increase in demand due to harsh winter weather conditions. The decrease in revenue per installation unit is primarily due to a series of price changes made to the list prices developed by the National Auto Glass Specifications ("NAGS"), an independent third party. These price changes, effective January 2003, have resulted in a 4% to 5% decrease in overall list prices.

                  Gross Profit. Gross profit was $37.9 million for the three months ended March 31, 2003 and $34.5 million for the three months ended March 31, 2002. Gross profit decreased as a percentage of sales to 70.1% for the three months ended March 31, 2003 from 71.6% for the three months ended March 31, 2002. The decrease in gross profit percentage is due to a decrease in average revenue per installation unit and an increase in average cost per installation unit.

                  Operating Expenses. Operating expenses increased $2.6 million, or 8.3%,compared to the three-month period ended March 31, 2002. Approximately $1.1 million of increased operating expense is directly related to expansion in service centers, primarily for wages and wage related expenses, advertisement and promotional expenses and occupancy costs. The increase in operating expenses was also due to an increase in wages and wage related expense, primarily at the service centers, due to an increase in unit demand and to general wage increases, an increase in insurance expense due to rising insurance premiums, an increase in advertisement and promotional expenses and an increase in vehicle fuel costs due to rising prices and increased consumption. We also experienced an increase in vehicle lease expense due to an increase in fleet size to support expansion and continued replacement of owned vehicles with leased vehicles. These increases were partially offset by savings in office supplies, professional fees, shop maintenance, telephone and vehicle maintenance expense categories.

                  Depreciation and amortization expense increased by $0.2
            million to $0.8 million for the three-month period ended March 31, 2003 from $0.6 million for the three-month period ended March 31, 2002. This increase was primarily due to increased depreciation and amortization expense related to certain sales, billing and financial system software and computer hardware. This increase was partially offset by a decrease in expense due to the increased use of a master fleet leasing program for the lease of mobile installation and distribution service vehicles.

                  Income From Operations. Income from operations for the three months ended March 31, 2003 increased by $0.7 million, or 25.2%, to $3.5 million from $2.8 million for the three months ended March 31, 2002. This increase was primarily due to the increase in revenue as discussed above.

                  Interest Expense. Interest expense for the three months ended
            March 31, 2003 decreased $0.2 million, or 6.8%, to $2.4 million from $2.6 million for the three months ended March 31, 2002. The decrease was a direct result from reduced interest expense realized by the repurchase of $7.0 million in senior notes in December 2002.

                  Net Income. Net income for the three months ended March 31,
            2003 increased by $0.5 million to $0.7 million from $0.2 million for the three months ended March 31, 2002. Net income as a percentage of sales increased 0.9% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase in net income and net income margin during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was primarily due to the impact of increased sales discussed above.

                  EBITDA. EBITDA for the three months ended March 31, 2003
            increased by $0.8 million, or 21.3%, to $4.3 million from $3.5 million for the three months ended March 31, 2002. EBITDA as a percentage of sales increased to 7.9% for the three months ended March 31, 2003 from 7.3% for the three months ended March 31, 2002. The increase in EBITDA for the three months ended March 31, 2003 was primarily due to the increase in sales as discussed above.

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

                  Net Cash Provided by Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2003 increased by $3.5 million to $5.0 million from $1.5 million for the three months ended March 31, 2002. The change was primarily attributable to an increase in Diamond's net earnings, as well as an increase in accounts payable and a decrease in inventories, which were partially offset by an increase in receivables, prepaid expenses and a decrease in accrued expenses.

                  Net Cash Used in Investing Activities. Net cash used in
            investing activities for the three months ended March 31, 2003 decreased $0.9 million to $0.3 million from $1.2 million used in investing activities for the three months ended March 31, 2002. The primary reason for the variance was a decrease in capital expenditures.

                Net Cash Used in Financing Activities. Net cash used in
            financing activities for the three months ended March 31, 2003 was $0.0 million compared to $0.1 million used in financing activities in the three months ended March 31, 2002. The primary reason for this decrease in cash used by financing activities was due to the timing of funding of certain debt maintenance cost during the three months ended March 31, 2003.

                Capital Expenditures. Capital expenditures for the three months ended March 31, 2003 were $0.4 million, as compared to $1.2 million for the three months ended March 31, 2002. The decrease is due to the higher costs incurred during the three months ended March 31, 2002 related to the continued upgrade of Diamond's management information systems.

                  Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements, including those related to the opening of new service centers and distribution centers for the foreseeable future. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the Credit Facility. See " -- Notes to Financial Statements - Note 5 - Income Tax" for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of its Recapitalization Transaction (as defined in the Company's 10-K for the year ended December 31, 2002).

            ACCOUNTING STANDARDS NOT YET ADOPTED

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective, except for certain provisions, for contracts entered into or modified after June 30, 2003. Diamond does not expect adoption of SFAS No. 149 to have a material impact on its financial statements.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Diamond has a revolving Credit Facility that provides for revolving advances of up to $25.0 million, and matures in March 2004. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.75% for the Chase Manhattan Rate and 2.50% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. At March 31, 2003, Diamond did not have any borrowings outstanding under the Credit Facility.

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

                  These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. The risks and uncertainties include the effect of overall economic and business conditions, the demand for Diamond's products and services, regulatory uncertainties, the impact of competitive products and pricing, changes in customers' ordering patterns and potential system interruptions. This list should not be construed as exhaustive. Our annual report on Form 10-K in respect of the fiscal year ended December 31, 2002 discusses certain of these risks and uncertainties under the caption "Factors Affecting Future Performance."

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

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)         EXHIBITS

     EXHIBIT
     NUMBER                           DESCRIPTION
     ------                           -----------
      99.1        Certification Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

      (b)         REPORTS ON FORM 8-K

                  Form 8-K filed on April 2, 2003, reporting that Diamond Triumph Auto Glass, Inc. issued a press release announcing its operating and financial results for the year ended December 31, 2002.

                  Form 8-K filed on April 9, 2003, reporting that Diamond Triumph Auto Glass, Inc. held a teleconference following the announcement of its operating and financial results for the year ended December 31, 2002.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                               DIAMOND TRIUMPH AUTO GLASS, INC.



    Date: May 15, 2003         By:  /s/  Michael A. Sumsky
                                   ----------------------------------------
                                   Name:  Michael A. Sumsky
                                   Title: President,
                                          Chief Financial Officer and General
                                          Counsel (Principal Financial and Chief
                                          Accounting Officer)

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

          Date: May 15, 2003                     By: /s/  Norman Harris
                                                     ---------------------------
                                                     Chief Executive Officer

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

          Date: May 15, 2003                     By: /s/  Michael A. Sumsky
                                                     ---------------------------
                                                     Chief Financial Officer