Form 10-Q
period 2003-06-30
DIAMOND TRIUMPH AUTO GLASS INC
filed 2003-08-14
CIK 1109531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 Yes [ ] No [X]

         As of August 14, 2003, there were 1,011,366 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Redeemable Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                              Page No.
                                                                              --------
Part I.   Financial Information
-------------------------------

Item 1. Consolidated Financial Statements

        Condensed Consolidated Balance Sheets -
             June 30, 2003 (unaudited) and December 31, 2002 ...............      3
        Condensed Consolidated Statements of Operations - Three Months Ended
             June 30, 2003 and 2002 (unaudited) ............................      4

         Condensed Consolidated Statements of Operations - Six Months Ended
             June 30, 2003 and 2002 (unaudited) ............................      5

         Condensed Consolidated Statements of Cash Flows - Six Months Ended
             June 30, 2003 and 2002 (unaudited) ............................      6
             Notes to Unaudited Condensed Consolidated Financial Statements       7
Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations ................................     11

Item 3  Quantitative and Qualitative Disclosures about
        Market Risk ........................................................     15

Item 4. Controls and Procedures ............................................     16

 Part II.  Other Information

          Item 1.  Legal Proceedings........................................     17

          Item 6.   Exhibits and Reports on Form 8-K........................     17
                    Signature...............................................     18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands except per share amounts)

                                                                                   June 30, 2003    December 31, 2002
                                                                                 ----------------   -----------------
                                                                                  (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                                          $      49      $   2,094
  Accounts receivable, net                                                              13,180         11,403
  Other receivables                                                                        863            349
  Inventories                                                                           14,527         15,712
  Prepaid expenses                                                                       1,623          1,562
  Deferred income taxes                                                                  3,667          4,277
                                                                                     ---------      ---------
Total current assets                                                                    33,909         35,397
                                                                                     ---------      ---------

Equipment and leasehold improvements, net                                                7,270          8,006

Deferred loan costs and senior notes discount, net                                       3,153          4,001
Deferred income taxes                                                                   34,707         35,932
Other assets                                                                               444            486

                                                                                     ---------      ---------
Total assets                                                                         $  79,483      $  83,822
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                   $  11,109      $   9,856
  Accrued expenses:
      Payroll and related items                                                          5,626          5,729
      Accrued interest                                                                   1,907          2,155
      Accrued income taxes                                                                 317            451
      Other                                                                              1,222            710
                                                                                     ---------      ---------
 Total accrued expenses                                                                  9,072          9,045
                                                                                     ---------      ---------

  Credit facility                                                                        2,500           --

Total current liabilities                                                               22,681         18,901
                                                                                     ---------      ---------
Long-term debt:
  Senior notes                                                                          81,958         93,000
                                                                                     ---------      ---------
Total long-term debt                                                                    81,958         93,000
                                                                                     ---------      ---------

    Total liabilities                                                                  104,639        111,901
                                                                                     ---------      ---------
Series A 12% senior redeemable cumulative preferred stock - par value
      $0.01 per share; authorized 100,000 shares; issued and outstanding
      35,000 shares in 2003 and 2002, at liquidation preference value                   65,110         61,373
                                                                                     ---------      ---------

Stockholders' equity (deficit):
Common stock - 2003 and 2002 par value $0.01 per share; authorized
      1,100,000 shares; issued and outstanding 1,026,366 shares in 2003 and 2002            10             10
Additional paid-in capital                                                              31,209         34,947
Deferred compensation                                                                     (307)          (360)
Retained earnings (accumulated deficit)                                               (120,878)      (123,749)
Common stock in treasury, at cost, 15,000 shares in 2003 and 2002                         (300)          (300)
                                                                                     ---------      ---------
    Total stockholders' equity (deficit)                                               (90,266)       (89,452)
                                                                                     ---------      ---------
Total liabilities and stockholders' equity (deficit)                                 $  79,483      $  83,822
                                                                                     =========      =========


            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)


                                            Three Months Ended   Three Months Ended
                                                 June 30, 2003        June 30, 2002
                                            ------------------   ------------------

Net sales                                       $ 59,790                   $ 54,404
Cost of sales                                     18,536                     15,050
                                                --------                   --------
Gross profit                                      41,254                     39,354

Operating expenses                                36,492                     33,311
                                                --------                   --------


Income from operations                             4,762                      6,043

Other (income) expense:
     Interest income                                  (6)                       (42)
     Interest expense                              1,180                      2,571
                                                --------                   --------
                                                   1,174                      2,529
                                                --------                   --------

Income before provision for income taxes           3,588                      3,514

Provision for income taxes                         1,399                      1,476

                                                --------                   --------
Net income                                         2,189                      2,038

Preferred stock dividends                          1,896                      1,685

                                                --------                   --------
Net income applicable to common stockholders    $    293                   $    353
                                                ========                   ========



            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)



                                        Six Months Ended       Six Months Ended
                                           June 30, 2003          June 30, 2002
                                        ----------------       ----------------

Net sales                                      $ 113,923              $ 102,561
Cost of sales                                     34,773                 28,687
                                               ---------              ---------
Gross profit                                      79,150                 73,874

Operating expenses                                70,887                 65,034
                                               ---------              ---------

Income from operations                             8,263                  8,840

Other (income) expense:
     Interest income                                 (21)                  (103)
     Interest expense                              3,578                  5,143
                                               ---------              ---------
                                                   3,557                  5,040
                                               ---------              ---------

Income before provision for income taxes           4,706                  3,800

Provision for income taxes                         1,835                  1,596

                                               ---------              ---------
Net income                                         2,871                  2,204

Preferred stock dividends                          3,737                  3,320

                                               ---------              ---------
Net loss applicable to common stockholders     ($    866)             ($  1,116)
                                               =========              =========



            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)




                                                 Six Months Ended   Six Months Ended
                                                    June 30, 2003      June 30, 2002
                                                 ----------------   ----------------

OPERATING ACTIVITIES
    Net cash provided by operating activities            $ 5,624             $ 4,807
                                                         -------             -------
INVESTING ACTIVITIES
    Capital expenditures                                    (711)             (2,296)
    Proceeds from sale of equipment                           45                  69
    Decrease (increase) in other assets                       41                  (7)
                                                         -------             -------
Net cash (used in) investing activities                     (625)             (2,234)
                                                         -------             -------

FINANCING ACTIVITIES
  Payment for redemption of senior notes                  (9,544)               --
  Net proceeds from credit facility                        6,000                --
  Payments on credit facility                             (3,500)               --
  Deferred loan cost                                        --                   (50)
                                                         -------             -------
Net cash (used in) financing activities                   (7,044)                (50)
                                                         -------             -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (2,045)              2,523

Cash and cash equivalents, beginning of period             2,094               6,592
                                                         -------             -------
Cash and cash equivalents, end of period                 $    49             $ 9,115
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

         Preferred Stock - At June 30, 2003 and December 31, 2002, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $65,110 and $61,373, respectively, which includes dividends of $30,110 and $26,373, respectively.

         Borrowings:

         Credit Facility - On March 27, 2000, Diamond entered into a revolving credit facility (the "Credit Facility"). The Credit Facility has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the Credit Facility) for the prior twelve months. A portion of the Credit Facility, not to exceed $10,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. Diamond had $6,116 in outstanding letters of credit at June 30, 2003. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.75% for the Chase Manhattan Rate and 2.50% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level of $10,500 for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond was in compliance with these covenants at June 30, 2003. At June 30, 2003, Diamond had $2,500 of borrowings outstanding under the Credit Facility.

         During April and May 2003, Diamond repurchased $11,042 principal amount of its senior notes for a repurchase price of $9,544. This repurchase resulted in a gain of $1,065 which was the difference between the carrying value of the senior notes, including unamortized debt issuance costs at the time of their repurchase, and the amount paid to repurchase the senior notes. In accordance with SFAS No. 145, this gain is included within interest expense.

         Stock Option Plan:

         In September 1998, the Board of Directors and stockholders of Diamond approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of a total of 30,000 authorized and unissued shares of common stock. As of June 30, 2003, the Board of Directors had granted 24,425 options to key employees of Diamond with an exercise price of $20.00 per share, which approximates fair value at the date of grant. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after Diamond's Common Stock has

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (Dollars in thousands except per share amounts)


         become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008. No options were granted in 2002 or in the six months ended June 30, 2003.

         Diamond accounts for its stock option plan under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123, as amended by SFAS No. 148, requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangement regardless of the method used to account for the plan.

         As allowed by SFAS No.123, Diamond has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25, and adopted only the disclosure requirements of SFAS No. 123. Had Diamond recognized compensation cost for its stock based compensation plans consistent with the provisions of SFAS 123, Diamond's net income would have been reduced to the following pro forma amounts:



                                                   SIX MONTHS ENDED JUNE 30,   THREE MONTHS ENDED JUNE 30,
                                                   -------------------------   --------------------------
                  Net Income                           2003         2002            2003         2002
                                                      -------      -------         -------      -------
   As reported                                        $ 2,871      $ 2,204         $ 2,189      $ 2,038
   Add stock-based employee compensation expense
        included in reported net income, net
        of tax                                             32           66              16           66
   Deduct total stock-based employee compensation
        expense determined under fair-value-based
        method for all rewards, net of tax
                                                          (37)         (71)            (19)         (69)
                                                      -------      -------         -------      -------
   Pro Forma                                          $ 2,866      $ 2,199         $ 2,186      $ 2,035
                                                      -------      -------         -------      -------


         The fair value of the options granted of $2.84 is estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.65%, volatility of 0% and expected dividend yield of 0%.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued Interpretation No. 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. Diamond adopted the initial recognition provisions of Interpretation No. 45 in January of 2003. The initial adoption of Interpretation No. 45 did not have a material impact on Diamond's results of operations or financial positions.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This will effect Diamond's accounting for its preferred stock which has historically been presented between the liabilities and equity section of Diamond's Balance Sheet. The effect of the adoption of SFAS No. 150 for Diamond will be to present the preferred stock within the equity section of the Balance Sheet. See "Note 7 - Subsequent Event" for a discussion related to amending its Charter with respect to its class of Preferred Stock.

NOTE 3.  EXECUTIVE COMPENSATION

         On June 1, 2002 (the "Grant Date"), Norman Harris (the "Executive") and Diamond entered into a Restricted Stock Agreement (the "Agreement") pursuant to which the Executive purchased from Diamond 26,366 shares (the "Restricted Shares") of Diamond's common stock, par value $0.01 per share, for nominal consideration. The Agreement generally restricts the sale or transferability of shares of Common Stock held by the Executive before the Restrictions (as defined in the Agreement) have lapsed. The Executive has all rights and privileges of a stockholder with respect to the Restricted Shares, including voting rights and the right to receive dividends paid with respect to the Restricted Shares. Generally, the Restricted Shares vest and the Restrictions lapse: (i) with respect to 20% of the Restricted Shares on the Grant Date; and
         (ii) with respect to 20% of the Restricted Shares on each subsequent anniversary of the Grant Date until the Restricted Shares are fully vested. Compensation expense, unearned restricted stock compensation, and proceeds from common stock issued have been recognized based on the vesting periods and an estimated fair market value of $20 per share.

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

         Diamond is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Diamond's financials, results of operations or liquidity. No amounts have been recorded in the consolidated financial statements for any of these legal actions.

NOTE 5.  INCOME TAXES

         As disclosed in Diamond's 10-K for the year ended December 31, 2002, on February 20, 2002 the Internal Revenue Service issued a notice of proposed adjustments, which included disallowance of Diamond's tax deductible goodwill from Diamond's March 31, 1998 Recapitalization Transaction (as defined in the Diamond's 10-K for the year ended December 31, 2002).

         The proposed adjustments by the Internal Revenue Service would result in $7.3 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2002, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would be eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill. The carrying amount of these assets at December 31, 2002 is approximately $36.5 million. In addition, Diamond would be responsible to fund a current federal tax liability for the six months ended June 30, 2003 of approximately $1.9 million plus possible interest and penalties, and any resulting increases in current state tax expense for 2003.

         Diamond continues to strongly believe that the Transaction was properly accounted for and has appealed the Internal Revenue Service's proposed adjustment. If such appeal were ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

NOTE 6.  CONTINGENT GUARANTEED COMMITMENTS

         Diamond leases certain vehicles under operating leases having lease terms of 367 days. The leases have monthly renewal options. The vehicle lease agreement provides for terminal lease payments for guaranteed residual values reduced by actual proceeds from the vehicle sale in the event the lease is not renewed. The contingent guaranteed residual value payment commitment was $10,822 at June 30, 2003. No amounts have been accrued related to this contingent obligation because Diamond does not believe it is probable that the payments will be required.

NOTE 7.  SUBSEQUENT EVENT

         The stockholders of Diamond have, effective July 1, 2003, amended Diamond's Charter with respect to its class of Preferred Stock, which eliminated the April 1, 2010 mandatory redemption clause. In accordance with SFAS No. 150, this amendment will cause the Preferred Stock to be classified as an equity instrument rather than as a liability effective July 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the six and three months ended June 30, 2003 and 2002.

                                                     SIX MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                               ------------------------------------      ---------------------------------
                                                     2003                2002                 2003               2002
                                               ---------------     ----------------      --------------     --------------
                                                 $         %         $          %          $        %        $         %
                                               -----     -----     -----      -----      ----     -----     ----     -----
                                                        (DOLLARS IN MILLIONS)                      (DOLLARS IN MILLIONS)

Net Sales ..............................       113.9     100.0     102.6      100.0      59.8     100.0     54.4     100.0
Cost of Sales ..........................        34.7      30.5      28.7       28.0      18.5      30.9     15.0      27.6
                                               -----     -----     -----      -----      ----     -----     ----     -----
Gross Profit ...........................        79.2      69.5      73.9       72.0      41.3      69.1     39.4      72.4
Operating Expenses .....................        70.9      62.2      65.1       63.5      36.5      61.1     33.3      61.2
                                               -----     -----     -----      -----      ----     -----     ----     -----
Income From Operations .................         8.3       7.3       8.8        8.6       4.8       8.0      6.1      11.2

Interest Income ........................          --        --      (0.1)      (0.1)       --        --       --        --
Interest Expense .......................         3.6       3.2       5.1        5.0       1.2       2.0      2.6       4.8
                                               -----     -----     -----      -----      ----     -----     ----     -----
                                                 3.6       3.2       5.0        4.9       1.2       2.0      2.6       4.8
                                               -----     -----     -----      -----      ----     -----     ----     -----

Income before provision for income taxes         4.7       4.1       3.8        3.7       3.6       6.0      3.5       6.4
Provision (Benefit) for income taxes ...         1.8       1.6       1.6        1.6       1.4       2.3      1.5       2.8
                                               -----     -----     -----      -----      ----     -----     ----     -----
Net income .............................         2.9       2.5       2.2        2.1       2.2       3.7      2.0       3.7
                                               =====     =====     =====      =====      ====     =====     ====     =====

EBITDA (1) .............................         9.7       8.5      10.3       10.0       5.4       9.0      6.8      12.5


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


                                   Six Months Ended         Three Months Ended
                                        June 30,                  June 30,
                                 ---------------------     ---------------------
                                    2003       2002           2003      2002
                                 ---------- ----------     ---------- ----------
                                 (dollars in millions)     (dollars in millions)


Income from operations            $  8.3     $   8.8         $  4.8     $  6.1
Depreciation and amortization        1.4         1.4            0.6        0.7
Interest Income                      0.0         0.1            0.0        0.0
                                  --------------------------------------------
     EBITDA                       $  9.7     $  10.3         $  5.4     $  6.8
                                  ============================================

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Net Sales. Net sales for the six-month period ended June 30, 2003 increased 11.0% to $113.9 million from $102.6 million as compared to the six-month period ended June 30, 2002. Installation units sold through June 30, 2003 increased 15.1% compared to the six-month period ended June 30, 2002. Diamond's revenue per installation unit for the six-month period ended June 30, 2003 was 3.5% below the revenue per installation unit for the six-month period ended June 30, 2002. The increase in sales and installation units is primarily due to the increase in demand due to harsh winter weather conditions. The decrease in revenue per installation unit is primarily due to a series of price changes made to the list prices developed by the National Auto Glass Specifications ("NAGS"), an independent third party. These price changes, effective January 2003, have resulted in a 4% to 5% decrease in overall list prices.

         Gross Profit. Gross profit was $79.2 million for the six months ended June 30, 2003 and $73.9 million for the six months ended June 30, 2002. Gross profit decreased as a percentage of sales to 69.5% for the six months ended June 30, 2003 from 72.0% for the six months ended June 30, 2002. The decrease in gross profit percentage is due to a decrease in average revenue per installation unit and an increase in average cost per installation unit.

         Operating Expenses. Operating expenses increased by $5.8 million or 8.9% to $70.9 million during the six-month period ended June 30, 2003 from $65.1 million for the six-month period ended June 30, 2002. Approximately $1.8 million of increased operating expenses are directly related to expansion in service centers, primarily for wages and wage related expenses, advertisement and promotional expenses and occupancy costs. The increase in operating expenses was also due to an increase in wages and wage related expense, primarily at the service centers, due to an increase in unit demand and to general wage increases, an increase in insurance expense due to rising insurance premiums, an increase in advertisement and promotional expenses and an increase in vehicle fuel costs due to rising prices and increased consumption. We also experienced an increase in vehicle lease expense due to an increase in fleet size to support expansion and continued replacement of owned vehicles with leased vehicles.

         Depreciation and amortization expense of $1.4 million for the six-month period ended June 30, 2003 was even with the six-month period ended June 30, 2002. Increases in depreciation and amortization expense related to certain sales, billing, and financial system software and computer hardware were offset by a decrease in expense due to the increased use of a master fleet leasing program for the lease of mobile installation and distribution service vehicles.

         Income From Operations. Income from operations for the six months ended June 30, 2003 decreased by $.5 million, or 5.7%, to $8.3 million from $8.8 million for the six months ended June 30, 2002. This decrease was primarily due to the decrease in gross profit percentage and increased operating costs discussed above.

         Interest Expense. Interest expense for the six months ended June 30, 2003 decreased $1.5 million, or 29.4%, to $3.6 million from $5.1 million for the six months ended June 30, 2002. The decrease was due primarily to a net gain of $1.1 million from the repurchase of $11.0 million in aggregate principal of senior notes in April and May 2003. The decrease was also a direct result from reduced interest expense realized by the repurchase of $18.0 million in aggregate principal amount of senior notes since December 2002.

         Net Income. Net income for the six months ended June 30, 2003 increased by $0.7 million to $2.9 million from $2.2 million for the six months ended June 30, 2002. Net income as a percentage of sales increased 0.4% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase in net income and net income margin during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was primarily due to the $1.1 million gain realized from the repurchase of senior notes during April and May 2003, which was partially offset by the impact of decreased gross profit percentage and increased operating costs discussed above.

         EBITDA. EBITDA for the six months ended June 30, 2003 decreased by $0.6 million, or 5.8%, to $9.7 million from $10.3 million for the six months ended June 30, 2002. EBITDA as a percentage of sales decreased to 8.5% for the six months ended June 30, 2003 from 10.0% for the six months ended June 30, 2002. The decrease in EBITDA for the six months ended June 30, 2003 was primarily due to the decrease in gross profit percentage and increased operating costs discussed above.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         Net Sales. Net sales for the three-month period ended June 30, 2003 increased 9.9% to $59.8 million from $54.4 million as compared to the three-month period ended June 30, 2002. Installation units sold for the three-month period ended June 30, 2003 increased 15.3% compared to the three-month period ended June 30, 2002. Diamond's revenue per installation unit for the three-month period ended June 30, 2003 was 5.0% below the revenue per installation unit for the three-month period ended June 30, 2002. The increase in sales and installation units is primarily due to the increase in demand due to harsh winter weather conditions. The decrease in revenue per installation unit is primarily due to a series of price changes made to the list prices developed by the National Auto Glass Specifications ("NAGS"), an independent third party. These price changes, effective January 2003, have resulted in a 4% to 5% decrease in overall list prices.

         Gross Profit. Gross profit was $41.3 million for the three months ended June 30, 2003 and $39.4 million for the three months ended June 30, 2002. Gross profit decreased as a percentage of sales to 69.1% for the three months ended June 30, 2003 from 72.4% for the three months ended June 30, 2002. The decrease in gross profit percentage is due to the decrease in average revenue per installation unit and an increase in average cost per installation unit.

         Operating Expenses. Operating expenses increased by $3.2 million or 9.6% to $36.5 million during the three-month period ended June 30, 2003 from $33.3 million for the three-month period ended June 30, 2002. Approximately $0.8 million of increased operating expenses are directly related to expansion in service centers, primarily for wages and wage related expenses, advertisement and promotional expenses and occupancy costs. The increase in operating expenses was also due to an increase in wages and wage related expense, primarily at the service centers, due to an increase in unit demand and to general wage increases, an increase in insurance expense due to rising insurance premiums, an increase in advertisement and promotional expenses and an increase in vehicle fuel costs due to rising prices and increased consumption. We also experienced an increase in vehicle lease expense due to an increase in fleet size to support expansion and continued replacement of owned vehicles with leased vehicles.

         Depreciation and amortization expense for the period ended June 30, 2003 decreased by $0.1 million, or 14.3%, to $0.6 million from $0.7 million for the three months ended June 30, 2002. Increases in depreciation and amortization expense related to certain sales, billing, and financial system software and computer hardware were offset by a decrease in expense due to the increased use of a master fleet leasing program for the lease of mobile installation and distribution service vehicles.

         Income From Operations. Income from operations for the three months ended June 30, 2003 decreased by $1.3 million, or 21.3%, to $4.8 million from $6.1 million for the three months ended June 30, 2002. This decrease was primarily due to the decrease in gross profit percentage and increased operating costs discussed above.

         Interest Expense. Interest expense for the three months ended June 30, 2003 decreased $1.4 million, or 53.8%, to $1.2 million from $2.6 million for the three months ended June 30, 2002. The decrease was due primarily to a net gain of $1.1 million from the repurchase of $11.0 million in aggregate principal amount of senior notes in April and May 2003. The decrease was also a direct result from reduced interest expense realized by the repurchase of $18.0 million in aggregate principal amount of senior notes since December 2002.

         Net Income. Net income for the three months ended June 30, 2003 increased by $0.2 million to $2.2 million from $2.0 million for the three months ended June 30, 2002. Net income as a percentage of sales for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 remained flat at 3.7%. The increase in net income during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was primarily due to the $1.1 million gain realized from the repurchase of senior notes during April and May 2003, which was partially offset by the impact of decreased gross profit percentage and increased operating costs discussed above.

         EBITDA. EBITDA for the three months ended June 30, 2003 decreased by $1.4 million, or 20.6%, to $5.4 million from $6.8 million for the three months ended June 30, 2002. EBITDA as a percentage of sales decreased to 9.0% for the three months ended June 30, 2003 from 12.5% for the three months ended June 30, 2002. The decrease in EBITDA for the three months ended June 30, 2003 was primarily due to the decrease in gross profit percentage and increased operating costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Diamond's need for liquidity will arise primarily from the interest payable on its 9 1/4% Senior Notes or the "Notes", its Credit Facility and the funding of Diamond's capital expenditures and working capital requirements. There are no mandatory principal payments on the Notes prior to their maturity on April 1, 2008 and, except to the extent that the amount outstanding under the Credit Facility exceeds the borrowing base, no required payments of principal on the Credit Facility prior to its expiration on March 27, 2004. Diamond may from time to time repurchase Notes in the open market.

         Net Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2003 increased by $.8 million to $5.6 million from $4.8 million for the six months ended June 30, 2002. The change was primarily attributable to an increase in Diamond's net earnings, as well as an increase in accounts payable, which were partially offset by a decrease in accounts receivables, a decrease in accrued expenses and a gain on the extinguishment of debt.

         Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2003 decreased $1.6 million to $0.6 million from $2.2 million used in investing activities for the six months ended June 30, 2002. The primary reason for the variance was a decrease in capital expenditures.

         Net Cash Used in Financing Activities. Net cash used in financing activities for the six months ended June 30, 2003 was $7.0 million compared to $0.1 million used in financing activities in the six months ended June 30, 2002. The primary reason for this increase in cash used by financing activities was due to the repurchase of senior notes, which were partially offset by net proceeds from borrowings under our credit facility during the six months ended June 30, 2003.

         Capital Expenditures. Capital expenditures for the six months ended June 30, 2003 were $0.7 million, as compared to $2.3 million for the six months ended June 30, 2002. The decrease is due to the higher costs incurred during the six months ended June 30, 2002 related to the continued upgrade of Diamond's management information systems.

         Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements, including those related to the opening of new service centers and distribution centers for the foreseeable future. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the Credit Facility. See "--Notes to Condensed Consolidated Financial Statements -
Note 5 - Income Tax" for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of its Recapitalization Transaction (as defined in Diamond's 10-K for the year ended December 31, 2002).

ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This will affect Diamond's accounting for its preferred stock which has historically been presented between the liabilities and equity section of Diamond's Balance Sheet. The effect of the adoption of SFAS No. 150 for Diamond will be to present the preferred stock within the equity section of the Balance Sheet. See "--Notes to Condensed Consolidated Financial Statements - Note 7-Subsequent Event"for a discussion related to amending Diamond's Charter with respect to its class of Preferred Stock.

         RELATED PARTY TRANSACTIONS

         On July 1, 2003, Diamond entered into an employment agreement with Michael A. Sumsky (the "Executive"), pursuant to which Mr. Sumsky agreed to serve as the President, Chief Financial Officer, Secretary and General Counsel of Diamond at an annual salary of $350,000 (the "Base Salary"), subject to annual review based on Diamond's and the Executive's performance. The employment agreement provides for a term commencing on July 1, 2003 and ending on December 31, 2004. In addition to the Base Salary, the Executive is eligible to receive a bonus based upon the achievement of certain criteria. The employment agreement also contains various severance, non-competition, non-solicitation provisions, non-disclosure and assignment of inventions provisions.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Diamond has a revolving Credit Facility that provides for revolving advances of up to $25.0 million, and matures in March 2004. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.75% for the Chase Manhattan Rate and 2.50% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. At June 30, 2003, Diamond had $2.5 million of borrowings outstanding under the Credit Facility.

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

                  These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. The risks and uncertainties include the effect of overall economic and business conditions, the demand for Diamond's products and services, regulatory uncertainties, the impact of competitive products and pricing, changes in customers' ordering patterns and potential system interruptions. This list should not be construed as exhaustive. Diamond's annual report on Form 10-K in respect of the fiscal year ended December 31, 2002 discusses certain of these risks and uncertainties under the caption "Factors Affecting Future Performance."

ITEM 4   CONTROLS AND PROCEDURES

                  Diamond maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Diamond's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to Diamond's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                  As required by SEC Rule 13a-15(b), Diamond carried out an evaluation, under the supervision and with the participation of Diamond's management, including Diamond's Chief Executive Officer and Diamond's Chief Financial Officer, of the effectiveness of the design and operation of Diamond's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, Diamond's Chief Executive Officer and Chief Financial Officer concluded that Diamond's disclosure controls and procedures were effective at the reasonable assurance level.

                  There has been no change in Diamond's internal controls over financial reporting during Diamond's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Diamond's internal controls over financial reporting.

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

         Diamond is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Diamond's financials, results of operations or liquidity. No amounts have been recorded in the consolidated financial statements for any of these legal actions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         EXHIBIT
         NUMBER                              DESCRIPTION
         ------                              -----------

         10.1 Employment Agreement, dated July 1, 2003, between Diamond Triumph Auto Glass, Inc. and Michael A. Sumsky

         31.1 Sarbanes-Oxley Section 302(a) Certification of the Chief Executive Officer.

         31.2 Sarbanes-Oxley Section 302(a) Certification of the Chief Financial Officer.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

(B)      REPORTS ON FORM 8-K

         Form 8-K filed on May 15, 2003, reporting that Diamond Triumph Auto Glass, Inc. issued a press release announcing its operating and financial results for the quarter ended March 31, 2003.


                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                              DIAMOND TRIUMPH AUTO GLASS, INC.



   Date: August 14, 2003      By:  /s/  Michael A. Sumsky
                                  ----------------------------------------
                                  Name:  Michael A. Sumsky
                                  Title: President,
                                         Chief Financial Officer and General
                                         Counsel (Principal Financial and Chief
                                         Accounting Officer)