Form 10-Q
period 2003-09-30
DIAMOND TRIUMPH AUTO GLASS INC
filed 2003-11-14
CIK 1109531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

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

      As of November 14, 2003, there were 1,011,366 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                                      Page No.
                                                                                      --------
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                     September 30, 2003 (unaudited) and December 31, 2002.............    3

                  Condensed Consolidated Statements of Operations - Three
                     Months Ended September 30, 2003 and 2002 (unaudited).............    4

                  Condensed Consolidated Statements of Operations - Nine Months
                     Ended September 30, 2003 and 2002 (unaudited)....................    5

                  Condensed Consolidated Statements of Cash Flows - Nine Months
                     Ended September 30, 2003 and 2002 (unaudited)....................    6

                  Notes to Unaudited Condensed Consolidated Financial Statements......    7

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..............................   11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........   15

         Item 4.  Controls and Procedures.............................................   16

Part II. Other Information

         Item 1.  Legal Proceedings...................................................   17

         Item 6.  Exhibits and Reports on Form 8-K....................................   17

                  Signature...........................................................   18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands except per share amounts)


                                                                                    September 30,    December 31,
                                                                                        2003            2002
                                                                                    -------------    ------------
                                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                           $   1,760       $   2,094
  Accounts receivable, net                                                               12,301          11,403
  Other receivables                                                                         256             349
  Inventories                                                                            13,634          15,712
  Prepaid expenses                                                                        1,906           1,562
  Deferred income taxes                                                                   3,608           4,277
                                                                                      ---------       ---------
Total current assets                                                                     33,465          35,397
                                                                                      ---------       ---------
Equipment and leasehold improvements, net                                                 6,852           8,006
Deferred loan costs and senior notes discount, net                                        2,889           4,001
Deferred income taxes                                                                    34,600          35,932
Other assets                                                                                407             486
                                                                                      ---------       ---------
Total assets                                                                          $  78,213       $  83,822
                                                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                    $  12,713       $   9,856
  Accrued expenses:
      Payroll and related items                                                           5,641           5,729
      Accrued interest                                                                    3,693           2,155
      Accrued income taxes                                                                  288             451
      Other                                                                                 989             710
                                                                                      ---------       ---------
 Total accrued expenses                                                                  10,611           9,045
                                                                                      ---------       ---------
Total current liabilities                                                                23,324          18,901
                                                                                      ---------       ---------
Long-term debt:
  Senior notes                                                                           79,758          93,000
                                                                                      ---------       ---------
Total long-term debt                                                                     79,758          93,000
                                                                                      ---------       ---------
    Total liabilities                                                                   103,082         111,901
                                                                                      ---------       ---------
Series A 12% senior cumulative preferred stock - par value $0.01 per share; authorized 100,000 shares; issued and outstanding
      35,000 shares in 2003 and 2002, at liquidation preference value                    67,064          61,373
                                                                                      ---------       ---------
Stockholders' equity (deficit):
Common stock - 2003 and 2002 par value $0.01 per share; authorized
      1,100,000 shares; issued and outstanding 1,026,366 shares in 2003 and 2002             10              10
Additional paid-in capital                                                               29,256          34,947
Deferred compensation                                                                      (281)           (360)
Retained earnings (accumulated deficit)                                                (120,618)       (123,749)
Common stock in treasury, at cost, 15,000 shares in 2003 and 2002                          (300)           (300)
                                                                                      ---------       ---------
    Total stockholders' equity (deficit)                                                (91,933)        (89,452)
                                                                                      ---------       ---------
Total liabilities and stockholders' equity (deficit)                                  $  78,213       $  83,822
                                                                                      =========       =========


            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)



                                                  Three Months Ended    Three Months Ended
                                                  September 30, 2003    September 30, 2002
                                                  ------------------    ------------------
Net sales                                               $ 57,090             $ 52,970
Cost of sales                                             17,509               15,858
                                                        --------             --------
Gross profit                                              39,581               37,112
Operating expenses                                        37,117               34,565
                                                        --------             --------
Income from operations                                     2,464                2,547
Other (income) expense:
     Interest income                                          --                  (75)
     Interest expense                                      2,037                2,572
                                                        --------             --------
                                                           2,037                2,497
                                                        --------             --------
Income before provision for income taxes                     427                   50
Provision for income taxes                                   167                   21
                                                        --------             --------
Net income                                                   260                   29
Preferred stock dividends                                  1,954                1,735
                                                        --------             --------
Net income applicable to common stockholders            ($ 1,694)            ($ 1,706)
                                                        ========             ========


            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)


                                                 Nine Months Ended     Nine Months Ended
                                                 September 30, 2003    September 30, 2002
                                                 ------------------    ------------------
Net sales                                             $ 171,013             $ 155,531
Cost of sales                                            52,282                44,545
                                                      ---------             ---------
Gross profit                                            118,731               110,986
Operating expenses                                      108,004                99,599
                                                      ---------             ---------
Income from operations                                   10,727                11,387
Other (income) expense:
     Interest income                                        (21)                 (178)
     Interest expense                                     5,615                 7,715
                                                      ---------             ---------
                                                          5,594                 7,537
                                                      ---------             ---------
Income before provision for income taxes                  5,133                 3,850
Provision for income taxes                                2,002                 1,617
                                                      ---------             ---------
Net income                                                3,131                 2,233
Preferred stock dividends                                 5,691                 5,055
                                                      ---------             ---------
Net loss applicable to common stockholders            ($  2,560)            ($  2,822)
                                                      =========             =========


            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)


                                                           Nine Months Ended    Nine Months Ended
                                                           September 30, 2003   September 30, 2002
                                                           ------------------   ------------------
OPERATING ACTIVITIES
    Net cash provided by operating activities                   $ 12,099             $  8,424
                                                                --------             --------
INVESTING ACTIVITIES
    Capital expenditures                                            (981)              (3,006)
    Proceeds from sale of equipment                                   60                   93
    Decrease (increase) in other assets                               78                  (40)
                                                                --------             --------
Net cash (used in) investing activities                             (843)              (2,953)
                                                                --------             --------
FINANCING ACTIVITIES
  Payment for redemption of senior notes                         (11,590)                  --
  Net proceeds from credit facility                                6,000                   --
  Payments on credit facility                                     (6,000)                  --
  Deferred loan cost                                                  --                  (50)
                                                                --------             --------
Net cash (used in) financing activities                          (11,590)                 (50)
                                                                --------             --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (334)               5,421
Cash and cash equivalents, beginning of period                     2,094                6,592
                                                                --------             --------
Cash and cash equivalents, end of period                        $  1,760             $ 12,013
                                                                ========             ========


            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in thousands except per share amounts)

NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES

            These interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data for the interim periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Diamond's results for interim periods are not normally indicative of results to be expected for the fiscal year. Weather has historically affected Diamond's sales, net income and earnings before interest expense, income taxes, depreciation and amortization expense ("EBITDA"), with severe weather generating increased sales, net income and EBITDA, and mild weather resulting in lower sales, net income and EBITDA. In addition, Diamond's business is somewhat seasonal, with the first and fourth calendar quarters traditionally its slowest periods of activity.

            Preferred Stock - At September 30, 2003 and December 31, 2002, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $67,064 and $61,373, respectively, which includes dividends of $32,064 and $26,373, respectively.

            Borrowings:

            Credit Facility - On March 27, 2000, Diamond entered into a revolving credit facility (the "Credit Facility"). The Credit Facility has an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the Credit Facility) for the prior twelve months. A portion of the Credit Facility, not to exceed $10,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. Diamond had $6,391 in outstanding letters of credit at September 30, 2003. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.75% for the Chase Manhattan Rate and 2.50% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level of $10,500 for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond was in compliance with these covenants at September 30, 2003. There were no borrowings against the credit facility as of September 30, 2003.

            During April and May 2003, Diamond repurchased $11,042 principal amount of its senior notes for a repurchase price of $9,544. These repurchases resulted in a gain of $1,065 which was the difference between the carrying value of the senior notes, including unamortized debt issuance costs at the time of their repurchase, and the amount paid to repurchase the senior notes. In accordance with SFAS No. 145, this gain is included within interest expense.

            During September 2003, Diamond repurchased $2,200 principal amount of its senior notes for a repurchase price of $2,046. This repurchase resulted in a gain of $74 which was the difference between the carrying value of the senior notes, including unamortized debt issuance costs at the time of their repurchase, and the amount paid to repurchase the senior notes. In accordance with SFAS No. 145, this gain is included within interest expense.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (Dollars in thousands except per share amounts)


            Stock Option Plan:

            In September 1998, the Board of Directors and stockholders of Diamond approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of a total of 30,000 authorized and unissued shares of common stock. As of September 30, 2003, the Board of Directors had granted 24,925 options to key employees of Diamond with an exercise price of $20.00 per share, which approximates fair value at the date of grant. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after Diamond's Common Stock has become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008. No options were granted in 2002 and 500 options were granted during the nine months ended September 30, 2003.

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

            As allowed by SFAS No. 123, Diamond has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25, and adopted only the disclosure requirements of SFAS No. 123. Had Diamond recognized compensation cost for its stock based compensation plans consistent with the provisions of SFAS 123, Diamond's net income would have been reduced to the following pro forma amounts:

                                                         NINE MONTHS ENDED       THREE MONTHS ENDED
                                                           SEPTEMBER 30,            SEPTEMBER 30,
Net Income                                              2003          2002         2003        2002
                                                       -------       -------       -----       ----
   As reported                                         $ 3,131       $ 2,233       $ 260       $ 29
   Add stock-based employee compensation expense
        included in reported net income,
        net of tax                                          48            82          16         16
   Deduct total stock-based employee compensation
        expense determined under
        fair-value-based
        method for all rewards, net of tax                 (55)          (89)        (18)       (18)
                                                       -------       -------       -----       ----
   Pro forma                                           $ 3,124       $ 2,226       $ 258       $ 27
                                                       =======       =======       =====       ====

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


NOTE 2.     PREFERRED STOCK

            The stockholders of Diamond have, effective July 1, 2003, amended its Charter with respect to its class of Preferred Stock, which eliminated the April 10, 2010 mandatory redemption clause. There was no impact of this amendment on Diamond's balance sheet.

NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

            In November 2002, the FASB issued Interpretation No. 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. Diamond adopted the initial recognition provisions of Interpretation No. 45 in January of 2003. The initial adoption of Interpretation No. 45 did not have a material impact on Diamond's results of operations or financial position.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on Diamond.

NOTE 4.     EXECUTIVE COMPENSATION

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

NOTE 5.     LEGAL PROCEEDINGS

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

            On February 3, 2003, Delbert Rice and Kenneth E. Springfield, Jr., on behalf of themselves and all others similarly situated (the "Plaintiffs"), filed a class action Complaint in the Court of Common Pleas of Luzerne County, Pennsylvania against Diamond. Plaintiffs allege, among other things, Diamond violated certain sections of the Pennsylvania Unfair Trade Practices and Consumer Protection Law and common law. Plaintiffs allege that this alleged conduct has caused monetary damages to Plaintiffs. Among other things, Plaintiffs are seeking damages in an amount to be determined at trial. Diamond believes Plaintiffs' allegations are without merit and plans to vigorously contest this complaint.

            Diamond is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Diamond's financials, results of operations or financial position. No amounts have been recorded in the consolidated financial statements for any of these legal actions.

NOTE 6.     INCOME TAXES

            As disclosed in Diamond's 10-K for the year ended December 31, 2002, on February 20, 2002 the Internal Revenue Service issued a notice of proposed adjustments, which included disallowance of Diamond's tax deductible goodwill from Diamond's March 31, 1998 Recapitalization Transaction (as defined in Diamond's 10-K for the year ended December 31, 2002).

            The proposed adjustments by the Internal Revenue Service would result in $7.3 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2002, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would be eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill. The carrying amount of these assets at December 31, 2002 is approximately $36.5 million. In addition, Diamond would be responsible to fund a current federal tax liability for the nine months ended September 30, 2003 of approximately $2.1 million plus possible interest and penalties, and any resulting increases in current state tax expense for 2003.

            Diamond continues to strongly believe that the Recapitalization Transaction was properly accounted for and has appealed the Internal Revenue Service's proposed adjustment. If such appeal were ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

NOTE 7.     CONTINGENT GUARANTEED COMMITMENTS

            Diamond leases certain vehicles under operating leases having lease terms of 367 days. The leases have monthly renewal options. The vehicle lease agreement provides for terminal lease payments for guaranteed residual values reduced by actual proceeds from the vehicle sale in the event the lease is not renewed. The contingent guaranteed residual value payment commitment was $10.6 million at September 30, 2003. No amounts have been accrued related to this contingent obligation because Diamond does not believe it is probable that the payments will be required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            RESULTS OF OPERATIONS

            The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the nine and three months ended September 30, 2003 and 2002.


                                                    NINE MONTHS ENDED SEPTEMBER 30,           THREE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------------------------------
                                                      2003                  2002                  2003                  2002
                                               --------------------  -------------------- --------------------  --------------------
                                                  $          %          $          %         $          %          $          %
                                               --------  -------------------------------- ---------  -------------------------------
                                                         (DOLLARS IN MILLIONS)                       (DOLLARS IN MILLIONS)
Net Sales                                        171.0       100.0     155.5       100.0      57.1      100.0       53.0      100.0
Cost of Sales                                     52.3        30.6      44.5        28.6      17.5       30.6       15.9       30.0
                                               --------  ----------  --------  ----------  --------  ---------  ---------  ---------
Gross Profit                                     118.7        69.4     111.0        71.4      39.6       69.4       37.1       70.0
Operating Expenses                               108.0        63.1      99.6        64.1      37.1       65.0       34.6       65.3
                                               --------  ----------  --------  ----------  --------  ---------  ---------  ---------
Income From Operations                            10.7         6.3      11.4         7.3       2.5        4.4        2.5        4.7

Interest Income                                    0.0         0.0      (0.2)       (0.1)      0.0        0.0       (0.1)      (0.2)
Interest Expense                                   5.6         3.3       7.7         5.0       2.0        3.5        2.6        4.9
                                               --------  ----------  --------  ----------  --------  ---------  ---------  ---------
                                                   5.6         3.3       7.5         4.8       2.0        3.5        2.5        4.7
                                               --------  ----------  --------  ----------  --------  ---------  ---------  ---------

Income before provision for income taxes           5.1         3.0       3.9         2.5       0.5        0.9        0.0        0.0
Provision (Benefit) for income taxes               2.0         1.2       1.6         1.0       0.2        0.4        0.0        0.0
                                               --------  ----------  --------  ----------  --------  ---------  ---------  ---------
Net income                                         3.1         1.8       2.3         1.5       0.3        0.5        0.0        0.0
                                               ========  ==========  ========  ==========  ========  =========  =========  =========

EBITDA (1)                                        12.8         7.5      13.7         8.8       3.1        5.4        3.4        6.4

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

                                       Nine Months Ended          Three Months Ended
                                          September 30,              September 30,
                                     ---------------------     ------------------------
                                       2003         2002         2003            2002
                                     --------     --------     --------        --------
                                     (dollars in millions)       (dollars in millions)
Income from operations               $   10.7     $   11.4     $    2.5        $    2.5
Depreciation and amortization             2.1          2.1          0.6             0.8
Interest Income                           0.0          0.2          0.0             0.1
                                     --------     --------     --------        --------
     EBITDA                          $   12.8     $   13.7     $    3.1        $    3.4
                                     ========     ========     ========        ========

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

      Net Sales. Net sales for the nine-month period ended September 30, 2003 increased 10.0% to $171.0 million from $155.5 million as compared to the nine-month period ended September 30, 2002. Installation units sold through September 30, 2003 increased 15.2% compared to the nine-month period ended September 30, 2002. Diamond's revenue per installation unit for the nine-month period ended September 30, 2003 was 4.6% below the revenue per installation unit for the nine-month period ended September 30, 2002. The increase in sales and installation units is primarily due to the increase in demand due to harsh winter weather conditions. The decrease in revenue per installation unit is primarily due to a series of price changes made to the list prices developed by the National Auto Glass Specifications ("NAGS"), an independent third party. These price changes, effective January 2003, have resulted in a 4% to 5% decrease in overall list prices.

      Gross Profit. Gross profit was $118.7 million for the nine months ended September 30, 2003 and $111.0 million for the nine months ended September 30, 2002. Gross profit decreased as a percentage of sales to 69.4% for the nine months ended September 30, 2003 from 71.4% for the nine months ended September 30, 2002. The decrease in gross profit percentage is due to a decrease in average revenue per installation unit and an increase in average cost per installation unit.

      Operating Expenses. Operating expenses increased by $8.4 million or 8.4% to $108.0 million during the nine-month period ended September 30, 2003 from $99.6 million for the nine-month period ended September 30, 2002. Approximately $2.1 million of increased operating expenses are directly related to expansion in service centers, primarily for wages and wage related expenses, advertisement and promotional expenses and occupancy costs. The increase in operating expenses was also due to an increase in wages and wage related expense, primarily at the service centers, due to an increase in unit demand and to general wage increases, an increase in insurance expense due to rising insurance premiums, an increase in advertisement and promotional expenses and an increase in vehicle fuel costs due to rising prices and increased consumption. We also experienced an increase in vehicle lease expense due to an increase in fleet size to support expansion and continued replacement of owned vehicles with leased vehicles.

      Depreciation and amortization expense of $2.1 million for the nine-month period ended September 30, 2003 was flat compared with the nine-month period ended September 30, 2002. Increases in depreciation and amortization expense related to certain sales, billing, and financial system software and computer hardware were offset by a decrease in expense due to the increased use of a master fleet leasing program for the lease of mobile installation and distribution service vehicles.

      Income From Operations. Income from operations for the nine months ended September 30, 2003 decreased by $0.7 million, or 6.1%, to $10.7 million from $11.4 million for the nine months ended September 30, 2002. This decrease was primarily due to the decrease in gross profit percentage and increased operating costs discussed above.

      Interest Expense. Interest expense for the nine months ended September 30, 2003 decreased $2.1 million, or 27.3%, to $5.6 million from $7.7 million for the nine months ended September 30, 2002. The decrease was due primarily to a net gain of $1.1 million from the repurchase of $13.2 million in aggregate principal of senior notes during the nine months ended September 30, 2003. The decrease was also a direct result from reduced interest expense realized by the repurchase of $20.2 million in aggregate principal amount of senior notes since December 2002.

            Net Income. Net income for the nine months ended September 30, 2003 increased by $0.8 million to $3.1 million from $2.3 million for the nine months ended September 30, 2002. Net income as a percentage of sales increased 0.3% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase in net income and net income margin during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to the $1.1 million gain and related reduced interest expense realized from the repurchase of senior notes during the nine months ended September 30, 2003, which was partially offset by the impact of decreased gross profit percentage and increased operating costs discussed above.

      EBITDA. EBITDA for the nine months ended September 30, 2003 decreased 6.6% to $12.8 million from $13.7 million for the nine months ended September 30, 2002. EBITDA as a percentage of sales decreased to 7.5% for the nine months ended September 30, 2003 from 8.8% for the nine months ended September 30, 2002. The decrease in EBITDA for the nine months ended September 30, 2003 was primarily due to the decrease in gross profit percentage and increased operating costs discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

      Net Sales. Net sales for the three-month period ended September 30, 2003 increased 7.7% to $57.1 million from $53.0 million as compared to the three-month period ended September 30, 2002. Installation units sold for the three-month period ended September 30, 2003 increased 15.4% compared to the three-month period ended September 30, 2002. Diamond's revenue per installation unit for the three-month period ended September 30, 2003 was 6.8% below the revenue per installation unit for the three-month period ended September 30, 2002. The increase in sales and installation units is primarily due to increased demand. The decrease in revenue per installation unit is primarily due to a series of price changes made to the list prices developed by the National Auto Glass Specifications ("NAGS"), an independent third party. These price changes, effective January 2003, have resulted in a 4% to 5% decrease in overall list prices.

      Gross Profit. Gross profit was $39.6 million for the three months ended September 30, 2003 and $37.1 million for the three months ended September 30, 2002. Gross profit decreased as a percentage of sales to 69.4% for the three months ended September 30, 2003 from 70.0% for the three months ended September 30, 2002. The decrease in gross profit percentage is due to the decrease in average revenue per installation unit.

      Operating Expenses. Operating expenses increased by $2.5 million or 7.2% to $37.1 million during the three-month period ended September 30, 2003 from $34.6 million for the three-month period ended September 30, 2002. Approximately $0.3 million of increased operating expenses are directly related to expansion in service centers, primarily for wages and wage related expenses, advertisement and promotional expenses and occupancy costs. The increase in operating expenses was also due to an increase in wages and wage related expense, primarily at the service centers, due to an increase in unit demand and to general wage increases, an increase in insurance expense due to rising insurance premiums, an increase in advertisement and promotional expenses and an increase in vehicle fuel costs due to rising prices and increased consumption. We also experienced an increase in vehicle lease expense due to an increase in fleet size to support expansion and continued replacement of owned vehicles with leased vehicles.

      Depreciation and amortization expense for the three months ended September 30, 2003 decreased by $0.2 million, or 25.0%, to $0.6 million from $0.8 million for the three months ended September 30, 2002. Increases in depreciation and amortization expense related to certain sales, billing, and financial system software and computer hardware were offset by a decrease in expense due to the increased use of a master fleet leasing program for the lease of mobile installation and distribution service vehicles.

      Income From Operations. Income from operations of $2.5 million for the three months ended September 30, 2003 was flat compared to the three months ended September 30, 2002. Income from operations decreased as a percentage of sales to 4.4% for the three months ended September 30, 2003 from 4.7% for the three months ended September 30, 2002, which was primarily due to the decrease in gross profit percentage and increased operating costs discussed above.

      Interest Expense. Interest expense for the three months ended September 30, 2003 decreased $.6 million, or 23.1%, to $2.0 million from $2.6 million for the three months ended September 30, 2002. The decrease was due primarily to a gain from the repurchase of $2.2 million in aggregate principal amount of senior notes in September 2003. The decrease was also a direct result from reduced interest expense realized by the repurchase of $20.2 million in aggregate principal amount of senior notes since December 2002.

      Net Income. Net income for the three months ended September 30, 2003 increased by $0.3 million to $.3 million compared to the three months ended September 30, 2002. Net income as a percentage of sales for the three months ended September 30, 2003 increased .5% compared to the three months ended September 30, 2002. The increase in net income during the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was primarily due to the gain and related reduced interest expense realized from the repurchase of senior notes, which was partially offset by the impact of decreased gross profit percentage and increased operating costs discussed above.

      EBITDA. EBITDA for the three months ended September 30, 2003 decreased by $.3 million, or 8.8%, to $3.1 million from $3.4 million for the three months ended September 30, 2002. EBITDA as a percentage of sales decreased to 5.4% for the three months ended September 30, 2003 from 6.4% for the three months ended September 30, 2002. The decrease in EBITDA for the three months ended September 30, 2003 was primarily due to the decrease in gross profit percentage and increased operating costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Diamond's need for liquidity will arise primarily from the interest payable on its 9 1/4% Senior Notes or the "Notes", its Credit Facility and the funding of Diamond's capital expenditures and working capital requirements. There are no mandatory principal payments on the Notes prior to their maturity on April 1, 2008 and, except to the extent that the amount outstanding under the Credit Facility exceeds the borrowing base, no required payments of principal on the Credit Facility prior to its expiration on March 27, 2004. Diamond expects to renew the Credit Facility prior to its expiration. Diamond may from time to time repurchase Notes in the open market.

      Net Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2003 increased by $3.7 million to $12.1 million from $8.4 million for the nine months ended September 30, 2002. The change was primarily attributable to an increase in Diamond's net earnings, as well as a decrease in accounts receivable and inventories, which were partially offset by a gain on the extinguishment of debt.

      Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2003 decreased $2.1 million to $0.8 million from $3.0 million used in investing activities for the nine months ended September 30, 2002. The primary reason for the variance was a decrease in capital expenditures discussed below.

      Net Cash Used in Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2003 was $11.6 million compared to $0.1 million used in financing activities in the nine months ended September 30, 2002. The primary reason for this increase in cash used by financing activities was due to the repurchase of senior notes during the nine months ended September 30, 2003.

      Capital Expenditures. Capital expenditures for the nine months ended September 30, 2003 were $1.0 million, as compared to $3.0 million for the nine months ended September 30, 2002. The decrease is due to the higher costs incurred during the nine months ended September 30, 2002 related to the continued upgrade of Diamond's management information systems.

      Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements, including those related to the opening of new service centers and distribution centers for the foreseeable future. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the Credit Facility. See " -- Notes to Condensed Consolidated Financial Statements -
Note 6 - Income Tax" for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of its Recapitalization Transaction (as defined in Diamond's 10-K for the year ended December 31, 2002).

            RELATED PARTY TRANSACTIONS

            On July 1, 2003, Diamond entered into an employment agreement with Michael A. Sumsky, pursuant to which Mr. Sumsky agreed to serve as the President, Chief Financial Officer, Secretary and General Counsel of Diamond at an annual salary of $350,000, subject to annual review based on Diamond's and Mr. Sumsky's performance. The employment agreement provides for a term commencing on July 1, 2003 and ending on December 31, 2004. In addition to his annual salary, Mr. Sumsky is eligible to receive a bonus based upon the achievement of certain criteria. The employment agreement also contains various severance, non-competition, non-solicitation provisions, non-disclosure and assignment of inventions provisions.

            On November 1, 2003, Diamond entered into an amendment to that certain lease agreement dated July 1, 2000 between Richard Rutta & Kenneth Levine Real Estate Partnership, a partnership wholly owned by Richard Rutta and Kenneth Levine, and Diamond for certain leased premises located at 220 Division Street, Kingston, PA 18704. The amendment increased the square footage being leased to Diamond from 102,075 square feet to 206,080 square feet and increased the total annual rent from $235,787 to $465,740. The annual rent shall be increased by four percent on January 1, 2004 and each January 1st thereafter.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Diamond has a revolving Credit Facility that provides for revolving advances of up to $25.0 million, and matures in March 2004. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.75% for the Chase Manhattan Rate and 2.50% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. At September 30, 2003, Diamond had no outstanding borrowings under the Credit Facility.

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

      On February 3, 2003, Delbert Rice and Kenneth E. Springfield, Jr., on behalf of themselves and all others similarly situated (the "Plaintiffs"), filed a class action Complaint in the Court of Common Pleas of Luzerne County, Pennsylvania against Diamond. Plaintiffs allege, among other things, Diamond violated certain sections of the Pennsylvania Unfair Trade Practices and Consumer Protection Law and common law. Plaintiffs allege that this alleged conduct has caused monetary damages to Plaintiffs. Among other things, Plaintiffs are seeking damages in an amount to be determined at trial. Diamond believes Plaintiffs' allegations are without merit and plans to vigorously contest this complaint.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

    EXHIBIT
     NUMBER                             DESCRIPTION
     ------                             -----------
      10.2        Amended Lease Agreement, dated November 1, 2003, between
                  Diamond Triumph Auto Glass, Inc. and Richard Rutta & Kenneth
                  Levine Real Estate Partnership.

      31.3        Sarbanes-Oxley Section 302(a) Certification of the Chief
                  Executive Officer.

      31.4        Sarbanes-Oxley Section 302(a) Certification of the Chief
                  Financial Officer.

      32.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

      32.4 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

(B)   REPORTS ON FORM 8-K

      Form 8-K filed on August 14, 2003, reporting that Diamond Triumph Auto Glass, Inc. issued a press release announcing its operating and financial results for the quarter ended June 30, 2003.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                             DIAMOND TRIUMPH AUTO GLASS, INC.


Date: November 14, 2003                      By:  /s/  Michael A. Sumsky
                                                  ------------------------------
                                                  Name:  Michael A. Sumsky
                                                  Title: President,
                                                         Chief Financial Officer
                                                         and General Counsel
                                                         (Principal Financial
                                                         and Chief Accounting
                                                         Officer)