Form 10-K
period 2003-12-31
DIAMOND TRIUMPH AUTO GLASS INC
filed 2004-03-30
CIK 1109531

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

         For the Fiscal Year Ended December 31, 2003

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [ X ]

                             ----------------------

         There is no public market for the registrant's stock. Diamond had 1,011,366 shares of Common Stock (the "Common Stock"), par value $0.01 per share, and 35,000 shares of Series A 12% Senior Redeemable Cumulative Preferred Stock (the "Preferred Stock"), par value $0.01 per share, outstanding as of March 30, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                     PART I

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect Diamond's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "expects," "intends," "estimates", "will" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect Diamond's current beliefs and expectations and are based on information currently available to Diamond. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause Diamond's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that Diamond's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (1) Diamond's expansion is dependent on business conditions and access to capital; (2) Diamond's substantial indebtedness; (3) Diamond's business is affected by seasonality and weather; (4) Diamond's business is affected by general economic conditions; (5) Diamond's competitive business environment, which may reduce demand for automotive glass replacement and repair services; and (6) Diamond's ability to attract and retain key employees. For purposes of this annual report on Form 10-K, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Diamond is not obligated and has no intention to update or revise these forward-looking statements to reflect new events, information or circumstances.

ITEM 1.           BUSINESS

OVERVIEW

         Diamond is a leading provider of automotive glass replacement and repair services in the United States. At December 31, 2003, Diamond operated a network of 277 automotive glass service centers, approximately 1,100 mobile installation vehicles and six distribution centers in 46 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales and net income for the year ended December 31, 2003, were $218.7 million and $0.8 million, respectively.

         Diamond believes that, due to its sole focus on automotive glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond's low cost structure enables it to serve all markets of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing companies, rental car companies, car dealerships, body shops, utilities and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. Diamond's 2003 sales to individual consumers, commercial customers and insurance customers represented approximately 27.7%, 38.9% and 33.4% of total sales, respectively. While the largest participant in the industry primarily focuses on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufactures automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

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

         Diamond's financial performance reflects attractive service center-level economics. The cash required to open a new service center, including inventory net of trade payables, averages $44,000. In 2003, 87% of Diamond's installations and repairs were performed by mobile technicians at a customer's home or workplace. Due to the high percentage of mobile installations and repairs which Diamond performs, service centers are typically located in commercial or industrial areas, where rents are generally available at low cost. In 2003, Diamond's 224 mature service centers (service centers open for four years or longer) averaged approximately $870,246 in sales and approximately $119,906 of branch operating profit per location.

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

HISTORY

         Diamond was founded in 1923 by the grandfather of Kenneth Levine and Richard Rutta, Diamond's Co-Chairmen of the Board. Diamond continues to operate a service center at the location of its original store in Scranton, Pennsylvania. Messrs. Levine and Rutta joined Diamond in 1979, when Diamond operated only one service center, and acquired Diamond in 1987, when Diamond operated ten service centers in Pennsylvania and New York. Under the management of Messrs. Levine and Rutta, Diamond has expanded its service center and distribution network to serve 277 locations at the end of 2003.

INDUSTRY OVERVIEW

         The market for the installation of automotive glass is highly fragmented. Many industry participants are small "mom and pop" installers who compete less effectively against large, geographically diversified providers of automotive glass installation services, such as Diamond. Consequently, the industry has been consolidating.

         Demand for automotive glass is influenced by several factors. Replacement volume increases as the total vehicle population and the number of miles driven increases. Severe weather and road conditions can also increase demand for automotive glass repair and replacement. However, consumers may defer fixing minor damage to a windshield until a vehicle trade-in, sale or inspection for new license tags. Therefore, new automobile sales, turnover of used vehicles and state automobile inspection laws also influence automotive glass demand.

         Sales growth in the automotive glass replacement and repair industry has been attributable primarily to an increase in the aggregate number of vehicles on the road and to an increase in the aggregate number of miles driven per vehicle per year. Growth in industry sales has also been driven by the use of larger, more complex and more expensive automotive glass in new vehicles.

PRICING

         The price of replacement automotive glass is based in part on list prices developed by the National Auto Glass Specification ("NAGS"), an independent third party. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price changes on Diamond's financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. Effective January 1, 1999, NAGS significantly modified its published list prices in order to bring actual prices more in line with published list prices. Although NAGS has not materially modified its published list prices since January 1, 1999, NAGS has made periodic modifications to its published list prices subsequent to that date, which includes a series of price changes effective January 2003 that has resulted in a 4% to 5% decrease in overall list prices. Price changes in January 2004 yielded very moderate overall price decreases.

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

CUSTOMERS AND MARKETING

         Diamond provides automotive glass replacement services to each of the industry's customer markets, which include individual consumers, commercial customers and insurance customers. Management believes that, in addition to capturing additional consumer sales, broadening Diamond's service center network and geographic coverage will facilitate Diamond's efforts to obtain an increased share of the national insurance and fleet markets, whose participants generally establish multiple providers for their automotive glass replacement requirements. In 2003, Diamond's top ten customer accounts comprised approximately 22.8% of total sales and no single customer account exceeded 7.0% of total sales.

         Diamond's marketing is conducted through a combination of prominent Yellow Pages advertising and by a direct sales force of 180 representatives. Yellow Pages advertising is supported by customer service representatives and extended hour call centers that answer telephone inquiries, schedule service appointments and arrange emergency service. Sales representatives market Diamond's services to insurance claim centers, local agents, fleet operators, automobile dealers and body shops and have established relationships at all levels of the major insurance, fleet and rental car company organizations.

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

         COMMERCIAL CUSTOMERS. Diamond markets to commercial customers through its direct sales force, which emphasizes high quality service at a low cost. Diamond's commercial market customers include commercial fleet leasing companies, rental car companies, car dealerships, body shops, utilities and government agencies. Diamond's customers in the commercial market include Avis Rent-A-Car, Inc., Enterprise Rent-A-Car, U-Haul, and Federal Express. Management believes that Diamond's national geographic coverage will position Diamond to obtain an increased share of the national fleet automotive glass replacement business.

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

SERVICE CENTERS

         Diamond's repair and installation service is performed either on-site at a service center location or at a customer's home or workplace by a mobile technician. At December 31, 2003, Diamond operated a network of 277 automotive glass service centers, approximately 1,100 mobile installation vehicles and six distribution centers in 46 states. In 2003, 87% of Diamond's installations and repairs were performed by mobile technicians at a customer's home or workplace. Due to the high percentage of mobile installations and repairs which Diamond performs, service centers are typically located in commercial or industrial areas, where rents are generally available at low cost.

Diamond's automotive glass service centers are operated under the following service marks: Triumph Auto Glass and Diamond Auto Glass in the Northeast and Mid-Atlantic; and Triumph Auto Glass in the Midwest, Southeast, Southwest and Western. Any expansion into new states will be under the Triumph Auto Glass registered service mark. Diamond was very deliberate with new service center openings during 2003, as Diamond continued to focus on improving the performance of recently opened service centers, and utilizing its new Management and Information Systems infrastructure to leverage costs throughout the organization while exploring opportunities to broaden its revenue base. Diamond opened 1 new service center in 2003, and underwent 2 consolidations. Diamond will continue to be deliberate with new service center openings during 2004.

         The following chart provides information concerning Diamond's service center openings from 1990 to 2003:

                                             SERVICE
                                             CENTERS         % CHANGE
YEAR          OPENINGS   CONSOLIDATIONS    AT YEAR END    OVER PRIOR YEAR
----          --------   --------------    -----------    ---------------
1990.....         6            --               24             33.3%
1991.....         7            --               31             29.2%
1992.....        12            --               43             38.7%
1993.....        17            --               60             39.5%
1994.....        31            --               91             51.7%
1995.....        17             3              105             15.4%
1996.....        39             2              142             35.2%
1997.....        33             1              174             22.5%
1998.....        33             1              206             18.4%
1999.....        24             4              226              9.7%
2000.....         7             1              232              2.7%
2001.....        24            --              256             10.3%
2002.....        23             1              278              8.6%
2003.....         1             2              277             -0.4%

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

         Diamond has numerous domestic and foreign suppliers, and is continuing to expand its supplier network by utilizing additional foreign suppliers in order to guard against product shortages and to reduce the overall cost of ARG. In 2003, no single supplier represented more than 20% of Diamond's ARG purchases. Due to the competitive nature of the automotive glass manufacturing industry, Diamond does not anticipate any substantial difficulty in sourcing its ARG requirements in the foreseeable future.

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

COMPETITION

The automotive glass replacement and repair industry is highly competitive, with customer decisions based on price, customer service, technical capabilities, quality, advertising and geographic coverage. The competition in the industry could result in additional pricing pressures, which would negatively affect Diamond's results of operations. In addition, certain of Diamond's competitors provide insurance companies with claims management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. While the market is generally highly fragmented, Diamond competes against several other large competitors in this market, the largest three of whom are Safelite Glass Corporation, LYNX Services from PPG, L.L.C. and Glass Doctor, a subsidiary of the Dwyer Group. Harmon Auto Glass, a former division of Apogee Enterprises, was acquired by the Glass Doctor, a chain of auto glass repair and replacement franchises.

EMPLOYEES

         As of December 31, 2003, Diamond employed 1,918 persons. None of Diamond's employees are covered by a collective bargaining agreement, and Diamond believes that its relationships with its employees are good.

                      FACTORS AFFECTING FUTURE PERFORMANCE

DIAMOND IS SUBSTANTIALLY LEVERAGED AND HAS SIGNIFICANT DEBT SERVICE OBLIGATIONS WHICH COULD IMPAIR ITS ABILITY TO PAY THE AMOUNTS DUE UNDER THE NOTES.

         Diamond is substantially leveraged and has significant debt service obligations, which could impair its ability to pay the amounts due under the 9 1/4 % Senior Notes (the "Notes"). As of December 31, 2003, Diamond's aggregate consolidated indebtedness was approximately $82.3 million, and Diamond had $69.1 million (liquidation preference) of outstanding Preferred Stock and a stockholders' deficit of $96.3 million.

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

         The credit facility requires Diamond to maintain minimum EBITDA (as defined in the credit facility), calculated monthly, for each 12-month period, ending as of the end of each month, of at least $10.5 million. Furthermore, at any time that the average excess availability (as defined in the credit facility) for any month is less than $4.0 million, Diamond is required to maintain an EBITDA for the trailing three-month period of at least $2.0 million.

         Diamond's ability to comply with the minimum EBITDA requirements and the other provisions of its credit facility may be affected by events beyond its control. Diamond's breach of any of these covenants could result in a default under the credit facility, in which case the lender would, among other things, be entitled to elect to declare all amounts owing under the credit facility, together with accrued interest, to be due and payable. If Diamond were unable to repay these borrowings, the lender could proceed against its collateral. If the indebtedness under the credit facility were accelerated, Diamond cannot assure you that its assets would be sufficient to repay in full that indebtedness and Diamond's other indebtedness, including the Notes.

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

         Diamond's continued growth depends to a significant degree on its ability to open new service centers in existing and new markets and to operate these service centers on a profitable basis. In addition, Diamond will require additional distribution centers as it implements its program to expand its service centers to achieve a nationwide presence. Diamond's ability to expand will depend, in part, on business conditions and the availability of qualified managers and service representatives, and sufficient capital. Diamond was very deliberate with new service center openings during 2003, as Diamond continued to focus on improving the performance of recently opened service centers, and utilizing its new Management and Information Systems infrastructure to leverage costs throughout the organization while exploring opportunities to broaden its revenue base. Diamond opened 1 new service center in 2003, and underwent 2 consolidations. Diamond will continue to be deliberate with new service center openings during 2004. A decline in Diamond's overall financial performance may adversely impact its ability to expand in the future. Diamond expects that the net cash generated from operations, together with borrowings under the credit facility, should enable it to finance the expenditures related to its future expansion. However, Diamond cannot assure you that:

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

DIAMOND COMPETES AGAINST OTHER LARGE COMPANIES THAT MAY BE BETTER EQUIPPED TO PROVIDE CUSTOMERS WITH AUTOMOTIVE GLASS REPLACEMENT AND REPAIR SERVICES.

         The automotive glass replacement and repair industry is highly competitive, with customer decisions based on price, customer service, technical capabilities, quality, advertising and geographic coverage. The competition in the industry could result in additional pricing pressures, which could negatively affect Diamond's results of operations. In addition, certain of Diamond's competitors provide insurance companies with claims management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. While the market is generally highly fragmented, Diamond also competes against several other large competitors in this market, the largest three of whom are Safelite Glass Corporation, LYNX Services from PPG, L.L.C. and Glass Doctor, a subsidiary of the Dwyer Group. Harmon Auto Glass, a former division of Apogee Enterprises, was acquired by the Glass Doctor, a chain of auto glass repair and replacement franchises. Many of Diamond's competitors have substantially less leverage than Diamond, which may allow them greater flexibility in managing their operations. Diamond cannot assure you that it will be able to continue to compete effectively with these or other competitors. See "Business--Competition."

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

ITEM 2.           PROPERTIES

         The following chart provides information concerning Diamond's headquarters, distribution facilities and emergency call centers, all of which are leased:

                                                         AREA IN SQUARE
        FACILITY                    FUNCTION                  FEET
        --------                    --------                  ----
Kingston, PA.............      Headquarters                 206,080
                               Distribution Center
                               Call Center
Columbus, OH.............      Distribution Center           26,000
                               Call Center
Atlanta, GA..............      Distribution Center           20,000
Rock Island, IL..........      Distribution Center           16,000
Dallas, TX...............      Distribution Center           12,000
Denver, CO...............      Distribution Center            9,400
Scranton, PA.............      Call Center                    5,000

         The following chart provides information concerning the number and location of Diamond's service centers, all of which are leased:

                      NUMBER OF
                       SERVICE                               NUMBER OF
     STATE             CENTERS            STATE           SERVICE CENTERS
     -----             -------            -----           ---------------
Alabama...........        6         Nebraska..........           2
Arkansas..........        1         Nevada............           2
Arizona...........        2         New Hampshire.....           6
California........       11         New Jersey........          11
Colorado..........        7         New Mexico........           1
Connecticut.......        6         New York..........          28
Delaware..........        2         North Carolina....           9
Florida...........       11         Ohio..............          11
Georgia...........        9         Oklahoma..........           2
Idaho.............        2         Oregon............           3
Illinois..........        7         Pennsylvania......          28
Indiana...........        7         Rhode Island......           1
Iowa..............        3         South Carolina....           4
Kansas............        3         South Dakota......           1
Kentucky..........        3         Tennessee.........           5
Louisiana.........        5         Texas.............          11
Maine.............        3         Utah..............           2
Maryland..........        8         Vermont...........           3
Massachusetts.....       10         Virginia..........          12
Michigan..........        8         West Virginia.....           5
Minnesota.........        3         Washington........           3
Mississippi.......        1         Wisconsin.........           5
Missouri..........        3         Wyoming...........           1

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

         At March 30, 2004, there were four holders of record of Diamond's Common Stock and three holders of record of Diamond's Preferred Stock.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected condensed financial data as of December 31, 1999, 2000, 2001, 2002 and 2003 and for each of the years then ended has been derived from Diamond's audited financial statements.

         This summary condensed financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Diamond's Financial Statements and the related notes thereto appearing elsewhere in this Annual Report.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                    ------------------------
                                                                  2003          2002          2001          2000          1999
                                                               ----------    ----------    ----------    ----------    ----------
                                                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATING DATA:
Sales .................................................        $  218,703    $  201,623    $  201,366    $  184,015    $  164,520
Cost of sales .........................................            65,966        59,525        58,049        56,585        51,456
                                                               ----------    ----------    ----------    ----------    ----------
Gross profit ..........................................           152,737       142,098       143,317       127,430       113,064
Operating expenses ....................................           143,504       133,321       124,501       111,814       101,894
                                                               ----------    ----------    ----------    ----------    ----------
Income from operations ................................             9,233         8,777        18,816        15,616        11,170
Interest income .......................................               (22)         (221)         (191)          (57)          (31)
Interest expense ......................................             7,706         8,826        10,305        11,514        11,054
                                                               ----------    ----------    ----------    ----------    ----------
Net income before provision for income taxes ..........             1,549           172         8,702         4,159           147
Provision for income taxes ............................               795           261         3,733         1,799           138
                                                               ----------    ----------    ----------    ----------    ----------
Net income (loss) .....................................               754           (89)        4,969         2,360             9
Preferred stock dividends .............................             7,703         6,843         6,081         5,403         4,800
                                                               ----------    ----------    ----------    ----------    ----------
Net income (loss) applicable to common stockholders ...        $   (6,949)   $   (6,932)   $   (1,112)   $   (3,043)   $   (4,791)
                                                               ==========    ==========    ==========    ==========    ==========

OTHER DATA:
EBITDA(1) .............................................        $   12,039    $   12,012    $   21,462    $   18,447    $   13,796
EBITDA margin .........................................               5.5%          6.0%         10.7%         10.0%          8.4%

Non-vehicle capital expenditures ......................        $      837    $    2,560    $    2,915    $    1,076    $    1,892
Vehicle capital expenditures ..........................               548           711         1,300           182           479
                                                               ----------    ----------    ----------    ----------    ----------
Total capital expenditures ............................             1,385         3,271         4,215         1,258         2,371

Service centers operated at period end (unaudited) ....               277           278           256           232           226

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents .............................        $       35    $    2,094    $    6,592    $       25    $       94
Total assets ..........................................            75,332        83,822        91,846        87,995        87,519
Total debt ............................................            82,258        93,000       100,000       100,500       107,500
Redeemable cumulative preferred stock .................            69,076        61,373        54,530        48,449        43,046
Stockholders' equity (deficit) ........................           (96,296)      (89,452)      (82,387)      (81,275)      (78,232)

    (1) EBITDA represents net income before interest, taxes, depreciation and amortization. Diamond presents EBITDA because it considers it an important supplemental measure of its performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry, many of which present EBITDA when reporting their results.

         Diamond believes issuers of "high yield" securities also present EBITDA because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. Diamond believes EBITDA is an appropriate supplemental measure of debt service capacity, because cash expenditures on interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; depreciation and amortization are non-cash charges.

         Diamond also uses EBITDA for the following purposes: (i) its executives' compensation plans base incentive compensation payments on its EBITDA performance measured against budgets; and (ii) its credit agreement and its indenture for its Notes use EBITDA to measure Diamond's compliance with covenants such as interest coverage and debt incurrence.

         EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of Diamond's results as reported under GAAP. Some of these limitations are:

         - EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

         - EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

         - EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

         - Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

         - Other companies in Diamond's industry may calculate EBITDA differently than Diamond does, limiting its usefulness as a comparative measure.

         Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to Diamond to invest in the growth of its business. Diamond compensates for these limitations by relying primarily on its GAAP results and using EBITDA only supplementally. See the Statements of Cash Flow included in our financial statements.

         Reconciliation of EBITDA to net income follows for the periods indicated:

                                                            YEAR  ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                          2003          2002          2001          2000          1999
                                       ----------    ----------    ----------    ----------    ----------
                                                                  (IN THOUSANDS)
Net Income (Loss) .................    $      754    $      (89)    $    4,969    $    2,360    $        9
Interest expense ..................         7,706         8,826         10,305        11,514        11,054
Depreciation and amortization .....         2,784         3,014          2,455         2,774         2,595
Provision for income taxes ........           795           261          3,733         1,799           138
                                       ----------    ----------     ----------    ----------    ----------
     EBITDA .......................    $   12,039    $   12,012     $   21,462    $   18,447    $   13,796
                                       ==========    ==========     ==========    ==========    ==========

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          First      Second       Third       Fourth
                                                         Quarter     Quarter     Quarter      Quarter       Total
                                                         -------     -------     -------      -------       -----
                         2003
Net Sales                                               $  54,133   $  59,790   $  57,090    $  47,690     $218,703
Gross Profit                                               37,896      41,254      39,581       34,006     $152,737
Net income (loss)                                             682       2,189         260       (2,377)    $    754
Net income (loss) applicable to common stockholders        (1,158)        292      (1,694)      (4,389)   ($  6,949)

                        2002
Net Sales                                               $  48,157   $  54,404   $  52,970    $  46,092     $201,623
Gross Profit                                               34,520      39,354      37,112       31,112      142,098
Net income (loss)                                             166       2,038          29       (2,322)         (89)
Net income (loss) applicable to common stockholders        (1,469)        353      (1,706)      (4,110)      (6,932)

                        2001
Net sales                                               $  50,057   $  55,849   $  52,304    $  43,156     $201,366
Gross profit                                               35,726      40,338      37,088       30,165      143,317
Net income (loss)                                           1,983       3,613       1,494       (2,121)       4,969
Net income (loss) applicable to common stockholders           530       2,116         (48)      (3,710)      (1,112)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Diamond is a leading provider of automotive glass replacement and repair services in the United States. At December 31, 2003, Diamond operated a network of 277 automotive glass service centers, approximately 1,100 mobile installation vehicles and six distribution centers in 46 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales, net income and EBITDA for the year ended December 31, 2003 was $218.7 million, $0.8 million and $12.0 million, respectively.

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

         The price of replacement automotive glass is based in part on list prices developed by the National Auto Glass Specification ("NAGS"), an independent third party. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price changes on Diamond's financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. Effective January 1, 1999, NAGS significantly modified its published list prices in order to bring actual prices more in line with published list prices. Although NAGS has not materially modified its published list prices since January 1, 1999, NAGS has made periodic modifications to its published list prices subsequent to that date, which includes a series of price changes effective January 2003 that has resulted in a 4% to 5% decrease in overall list prices. Price changes in January 2004 yielded very moderate overall price decreases.

         Diamond believes that, due to its sole focus on automotive glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond's low cost structure enables it to serve all markets of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing companies, rental car companies, car dealerships, body shops, utilities and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. Diamond's 2003 sales to individual consumers, commercial customers and insurance customers represented approximately 27.7%, 38.9% and 33.4% of total sales, respectively. While the largest participant in the industry primarily focuses on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufactures automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Financial Statements of Diamond and the notes thereto included elsewhere in this Annual Report.

         The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the years ended December 31, 2001, 2002 and 2003.

                                                                YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------
                                                       2003              2002               2001
                                                  --------------    --------------     --------------
                                                    $        %        $        %        $         %
                                                  -----    -----    -----    -----     -----    -----
(DOLLARS IN MILLIONS)
Sales .........................................   218.7    100.0    201.6    100.0     201.4    100.0
Cost of Sales .................................    66.0     30.2     59.5     29.5      58.1     28.8
                                                  -----    -----    -----    -----     -----    -----

Gross Profit ..................................   152.7     69.8    142.1     70.5     143.3     71.2
Operating Expenses ............................   143.5     65.6    133.3     66.1     124.5     61.8
                                                  -----    -----    -----    -----     -----    -----
Income from Operations ........................     9.2      4.2      8.8      4.4      18.8      9.4

Interest Income ...............................     0.0      0.0     (0.2)    (0.1)     (0.2)    (0.1)
Interest Expense ..............................     7.7      3.5      8.8      4.4      10.3      5.1
                                                  -----    -----    -----    -----     -----    -----
                                                    7.7      3.5      8.6      4.3      10.1      5.0
                                                  -----    -----    -----    -----     -----    -----

Income before Provision for Income Taxes ......     1.5      0.7      0.2      0.1       8.7      4.3
Provision for Income Taxes ....................     0.8      0.4      0.3      0.1       3.7      1.8
                                                  -----    -----    -----    -----     -----    -----
Net Income (loss) .............................     0.8      0.3     (0.1)    (0.0)      5.0      2.5
                                                  =====    =====    =====    =====     =====    =====

Net Loss Applicable to Common Stockholders ....    (6.9)    (3.2)    (6.9)    (3.4)     (1.1)    (0.5)
                                                  =====    =====    =====    =====     =====    =====

Net Income (loss) .............................      .8      0.3     (0.1)    (0.0)      5.0      2.5

Interest Expense ..............................     7.7      3.5      8.8      4.4      10.3      5.1
Provision for Income Taxes ....................     0.8      0.4      0.3      0.1       3.7      1.8
Depreciation and Amortization .................     2.8      1.3      3.0      1.5       2.5      1.3
                                                  -----    -----    -----    -----     -----    -----

EBITDA (1) ....................................    12.0      5.5     12.0      6.0      21.5     10.7
                                                  =====    =====    =====    =====     =====    =====

(1) EBITDA and the related ratios presented in this table are measures of Diamond's performance that are not required by, or presented in accordance with, GAAP. EBITDA is not measurements of Diamond's financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Sales. Sales for 2003 increased by $17.1 million, or 8.5%, to $218.7 million from $201.6 million for 2002. Installation units sold increased 13.6% compared to 2002. Revenue per installation unit for 2003 decreased 4.7% compared to 2002. The increase in sales and installation units sold was primarily due to increased demand due to the harsh winter weather conditions and to increased volume in our maturing service centers. The decrease in revenue per installation unit is primarily due to a series of price changes made to the list prices developed by NAGS, an independent third party. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price changes on Diamond's financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. These price changes, effective January 2003, have resulted in a 4% to 5% decrease in overall list prices. The decrease in revenue per installation unit is also due to pricing pressures experienced within our insurance customer sector.

         Gross Profit. Gross profit for 2003 increased by $10.6 million, or 7.5%, to $152.7 million from $142.1 million for 2002. Gross margin decreased as a percentage of sales to 69.8% for 2003 from 70.5% for 2002. The decrease in gross profit percentage is due to a decrease in average revenue per installation unit.

         Operating Expenses. Operating expenses for 2003 increased by $10.2 million, or 7.6%, to $143.5 million from $133.3 million for 2002. Operating expenses decreased as a percentage of sales to 65.6% for 2003 from 66.1% for 2002. Approximately $2.7 million of increased operating expense is a direct result of the incremental costs absorbed during 2003 for new service centers opened during 2002, primarily for wages and wage related expenses, advertisement and promotional expenses and occupancy costs. The incremental costs are due to the fact that these new service centers were opened at various times during 2002 and did not incur a full year of operating expenses during 2002. The increase in operating expenses was also due to an increase in wages and wage related expense, primarily at the service centers, due to an increase in unit demand and to general wage increases, an increase in insurance expense due to rising insurance premiums, an increase in advertisement and promotional expenses and an increase in vehicle fuel costs due to rising prices and increased consumption. Diamond also experienced an increase in vehicle lease expense due to an increase in fleet size to support expansion and continued replacement of owned vehicles with leased vehicles.

         Depreciation and amortization expense for 2003 decreased by $0.2 million, or 6.7%, to $2.8 million from $3.0 million for 2002. The decrease is primarily due to increased use of a master fleet leasing program for the lease of mobile installation and distribution service vehicles in favor of owned vehicles which was partially offset by increases in depreciation and amortization expense related to certain sales, billing, and financial system software and computer hardware that started being depreciated during 2002.

         Income from Operations. Income from operations for 2003 increased by $.4 million, or 4.5%, to $9.2 million from $8.8 million for 2002. This increase was primarily due to the increase in gross profit which was partially offset by the increase in operating expenses discussed above.

         Interest Expense. Interest expense for 2003 decreased by $1.1 million, or 12.5%, to $7.7 million from $8.8 million for 2002. The decrease was due to reduced interest expense realized by the repurchase of $20.2 million in aggregate principal amount of senior notes since December 2002, which was partially offset by increased interest on credit facility borrowings throughout the year.

         Net Income (Loss). Diamond recorded $0.8 million of net income in 2003 compared to $(.1) million net loss in 2002. Net income (loss) as a percentage of sales increased by 0.3% for 2003 as compared to 2002. The increase in net income
(loss) and net income (loss) margin during 2003 compared to 2002 was primarily due to the reduced interest expense realized from the repurchase of senior notes during 2003 and 2002, which was partially offset by the impact of decreased gross profit percentage and increased operating costs discussed above.

         Net Loss Applicable to Common Stockholders. Net loss applicable to common stockholders for 2003 remained steady at $(6.9) million compared to 2002. The increase in net income as discussed above was offset by an increase in preferred stock dividends.

         EBITDA. EBITDA for 2003 of $12.0 million remained flat compared to 2002. EBITDA as a percentage of sales decreased to 5.5% for 2003 from 6.0% for 2002. The decrease in EBITDA margin for 2003 was primarily due to the decrease in gross profit percentage and increased operating costs discussed above.

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

         Net Income (Loss). Diamond recorded $(0.1) million of net loss in 2002 compared to $5.0 million net income in 2001. Net income (loss) as a percentage of sales decreased to 0.0% for 2002 from 2.5% for 2001. The decrease in net income and net income margin during 2002 compared to 2001 was primarily due to the impact of the decrease in gross profit and increased operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

         Diamond's need for liquidity will arise primarily from interest payable on the Notes, the credit facility and the funding of Diamond's capital expenditures and working capital requirements. There are no mandatory principal payments on the Notes prior to their maturity on April 1, 2008 and, except to the extent that the amount outstanding under the credit facility exceeds the borrowing base, no required payments of principal on the credit facility prior to its expiration on March 27, 2007. Diamond may from time to time repurchase Notes in the open market.

         Net Cash Provided by Operating Activities. Net cash provided by operating activities for 2003 increased $4.0 million to $8.3 million from $4.3 million for 2002. The increase in cash provided by operating activities for 2003 was primarily due to an increase in Diamond's net earnings, a decrease in inventory resulting from enhanced inventory management capabilities as a result of the implementation of new systems software, and an increase in accounts payable and accrued expenses. Net cash provided by operating activities for 2002 decreased $6.9 million to $4.3 million from $11.2 million for 2001. The decrease in cash provided by operating activities for 2002 was primarily due to a decrease in Diamond's net earnings.

         Net Cash Used in Investing Activities. Net cash used in investing activities for 2003 decreased $1.9 million to $1.3 million used from $3.2 million used in investing activities for 2002. Net cash used in investing activities for 2002 decreased $0.8 million to $3.2 million used from $4.0 million used in investing activities for 2001. The primary reason for these variances was a decrease in capital expenditures.

         Net Cash Used in Financing Activities. Net cash used in financing activities for 2003 increased $3.5 million to $9.1 million from $5.6 million for 2002 primarily due to cash used to purchase $13.2 million face value of senior notes for a purchase price of $11.6 million which was partially offset by net borrowings under the credit facility in the amount of $2.5 million. Net cash used in financing activities for 2002 increased $5.0 million to $5.6 million from $0.6 million for 2001 due to a $5.3 million cash used to purchase $7.0 million face value of senior notes and a $0.3 million repurchase of common stock.

         Capital Expenditures. Capital expenditures were $1.4 million for 2003 as compared to $3.3 million for 2002 and $4.2 million for 2001. The decrease in capital expenditures in 2003 is primarily due to the completion of implementing certain sales, billing and financial systems software and computer hardware in the latter half of 2001 and first half of 2002. Excluding vehicle capital expenditures, capital expenditures were $.8 million for 2003 as compared to $2.6 million for 2002 and $2.9 million for 2001. Capital expenditures in 2003 were made primarily to fund the continued upgrade of Diamond's management information systems. The most significant capital expenditures contemplated over the next five years will be for the continued enhancement and maintenance of Diamond's management information systems and the continuation of Diamond's expansion program.

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

         Allowance for Doubtful Accounts. Diamond makes assumptions related to the uncollectability of trade accounts receivable. An allowance for doubtful accounts is recorded to reserve against specific accounts receivable that are deemed uncollectable, as well as to establish a general reserve based on aging of receivables and historical company experience related to the amount and aging of specific write-offs.

         Accrued Healthcare and Worker's Compensation Costs. Diamond makes assumptions in order to estimate its healthcare and worker's compensation cost accruals for claims that have been incurred but not yet paid for by the company. Assumptions used in the estimate are based on continued analysis of claim activity and time lag in processing claims. In addition, Diamond also utilizes third party reports in the development of loss development factors to further substantiate accounting reserves.

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

         The proposed adjustments by the Internal Revenue Service would result in $7.6 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2003, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would be eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill. The carrying amount of these assets at December 31, 2003 is approximately $37 million.

Diamond strongly believes that the Transaction was properly accounted for, and has appealed the Internal Revenue Service's proposed adjustment. If such appeal is ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

NEW ACCOUNTING STANDARDS

         In November 2002, the FASB issued Interpretation No. 45, " Guarantor's Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others." The disclosure requirements, and the recognition and initial measurement provisions were adopted January 1, 2003. The adoption of this Interpretation had no impact on Diamond's financial statements.

         In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." In December 2003, a modification to FIN 46 was issued (FIN 46R) which delayed the effective date until no later than fiscal periods ending after March 15, 2004 and provided additional technical clarifications to implementation issues. We currently do not have any variable interest entities as defined in FIN 46R. Diamond does not expect that the adoption of this Interpretation will have a material impact on our consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective, except for certain provisions, for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have any impact on our consolidated financial statements.

         Effective July 1, 2003, Diamond adopted SFAS No. 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity," which addresses accounting for certain financial instruments with characteristics of both liabilities and equity. The adoption of this Statement did not have any impact on our consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following summarizes Diamond's contractual cash obligations and other commercial commitments as of December 31, 2003.

                                               PAYMENTS DUE BY PERIOD (DOLLARS IN THOUSANDS)
                                     -----------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS          2004     2005    2006     2007     2008     THEREAFTER    TOTAL
                                     ------   ------  ------   ------   -------   ----------   -------
Long Term Debt                        -----    -----   -----   $2,500   $79,758        -----   $82,258
Real Estate Leases                   $4,466   $2,032  $  675   $  218       $99   $       26     7,516
Vehicle Operating Leases              1,126     ----    ----     ----      ----         ----     1,126
                                     ------   ------  ------   ------   -------   ----------   -------
Total Contractual Cash Obligations   $5,592   $2,032  $  675   $2,718   $79,857   $       26   $90,900
                                     ======   ======  ======   ======   =======   ==========   =======

                                                                AMOUNT OF COMMITMENT
                                                               EXPIRATION PER PERIOD
                                                               (DOLLARS IN THOUSANDS)
                                                          --------   ----------   -------
OTHER COMMERCIAL COMMITMENTS                                2004     THEREAFTER    TOTAL
                                                          --------   ----------   -------
Standby Letters of Credit                                 $ ------    $   6,391   $ 6,391
Operating Lease - Contingent Guaranteed Residual Value      10,440         ----    10,440
                                                          --------   ----------   -------
Total Commercial Commitments                              $ 10,440    $   6,391   $16,831
                                                          ========   ==========   =======

INFLATION

         Diamond believes that inflation has not had a material impact on its results of operations for 2001, 2002 or 2003.

EFFECT OF WEATHER CONDITIONS AND SEASONALITY

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Diamond has a revolving Credit Facility that provides for revolving advances of up to $25.0 million, and matures in March 2007. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. At December 31, 2003, Diamond had $2.5 million of outstanding borrowings under the Credit Facility.

ITEM 8.           FINANCIAL STATEMENTS

         The following financial statements of Diamond, together with the report of the independent auditors thereon, are presented on pages F-1 through F-20 hereof as set forth below:

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
Independent Auditors' Report...............................................................................    F-2

Consolidated Balance Sheets, December 31, 2003 and 2002....................................................    F-3

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.................    F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2003, 2002 and
2001.......................................................................................................    F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.................    F-7

Notes to Consolidated Financial Statements.................................................................    F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.          CONTROLS AND PROCEDURES

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

         As required by SEC Rule 13a-15(b), Diamond carried out an evaluation, under the supervision and with the participation of Diamond's management, including the Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of Diamond's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, Diamond's Chief Executive Officer and Chief Financial Officer concluded that Diamond's disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in Diamond's internal controls over financial reporting during its fourth fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Diamond's internal controls over financial reporting.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

         The Board of Directors does not have a separate audit committee and does not have an "audit committee financial expert" as that term is defined in the Securities and Exchange Commission rules and regulations. However, the Board of Directors believes that each of its members has demonstrated that he is capable of analyzing and evaluating Diamond's financial statements and understanding internal controls and procedures for financial reporting. As the Board of Directors believes that its current members are qualified to carry out all of their duties and responsibilities, the Board of Directors does not believe that it is necessary at this time to actively search for an outside person to serve on the Board of Directors who would qualify as an audit committee financial expert.

         Diamond has adopted a Code of Ethics that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is filed herewith (see
Exhibit 14). Diamond intends to post amendments to or waivers from its Code of Ethics, of the type referred to in Item 10 of Form 8-K, to the extent applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, on our website.

         The following table sets forth certain information concerning Diamond's directors and executive officers:

                 NAME                   AGE                             POSITION
                 ----                   ---                             --------
Kenneth Levine ......................   50       Co-Chairman of the Board and Director
Richard Rutta  ......................   47       Co-Chairman of the Board and Director
Norman Harris  ......................   49       Chief Executive Officer
Michael A. Sumsky....................   45       President, Chief Financial Officer and General Counsel
Jonathan A. Seiffer..................   32       Director
John G. Danhakl  ....................   48       Director
Jonathan D. Sokoloff.................   46       Director

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

         JONATHAN A. SEIFFER has been a Director of Diamond since November 2001. Mr. Seiffer has been a partner of Leonard Green & Partners, L.P. "LGP", since January 1999. Mr. Seiffer joined LGP as an Associate in October 1994. Prior to October 1994, Mr. Seiffer was a member of the corporate finance department of Donaldson, Lufkin

& Jenrette Securities Corporation "DLJ". Mr. Seiffer is also a director of Dollar Financial Group, Inc., Liberty Group Publishing, Inc. and several private companies.

         JOHN G. DANHAKL has been a Director of Diamond since March 1998. Mr. Danhakl has been a partner of LGP since 1995. Mr. Danhakl had previously been a Managing Director at DLJ and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated ("Drexel"). Mr. Danhakl is also a director of The Arden Group, Inc., Petco Animal Supplies, Inc., Rite Aid Corporation, MEMC Electronic Materials, Leslie's Poolmart, Inc., Big 5 Corporation, Liberty Group Publishing, Inc., VCA Antech, Inc. and several private companies.

         JONATHAN D. SOKOLOFF has been a Director of Diamond since March 1998. Mr. Sokoloff has been a partner of LGP since its formation in 1994. Since 1990, Mr. Sokoloff had been a partner at a merchant-banking firm affiliated with LGP. Mr. Sokoloff had previously been a Managing Director at Drexel. Mr. Sokoloff is also a director of The Sports Authority, Rite Aid Corporation, Dollar Financial Group, Inc. and several private companies.

         Except for Messrs. Levine and Rutta, who are first cousins, no family relationship exists between any of Diamond's officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table provides information about the compensation paid by Diamond to its Co-Chairman of the Board and its two other executive officers during the fiscal years ended December 31, 2003, 2002 and 2001. The Co-Chairman of the Board and the two other executive officers of Diamond are collectively referred to as the "Named Executive Officers."

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                    ANNUAL COMPENSATION                   AWARDS
                                          ---------------------------------------------------------
                                                                        OTHER           SECURITIES       ALL
                                                                       ANNUAL           UNDERLYING      OTHER
   NAME AND PRINCIPAL                      SALARY                    COMPENSATION        OPTIONS/    COMPENSATION
         POSITION                YEAR       ($)       BONUS ($)         ($)              SARs (#)        ($)
----------------------------     ----     --------    ---------      ------------       ----------   ------------
Kenneth Levine                   2003     $308,077            -                 -           -         $ 4,000(2)

   Co-Chairman of the            2002     $300,000            -                 -           -         $ 3,667(2)

Board and Director               2001     $300,000            -                 -           -         $ 3,400(2)

Richard Rutta                    2003     $285,000            -                 -           -         $ 4,000(2)

   Co-Chairman of the            2002     $300,000            -                 -           -         $ 3,667(2)

Board and Director               2001     $300,000            -                 -           -         $ 3,400(2)

Norman Harris                    2003     $407,692            -      $    105,408(3)        -         $ 4,000(2)

   Chief Executive Officer       2002     $367,902            -      $    166,899(3)        -         $ 3,667(2)

                                 2001     $311,539    $ 149,356(1)              -           -         $ 3,400(2)

Michael A. Sumsky                2003     $346,346            -                 -           -         $ 4,000(2)

   President, Chief              2002     $321,460            -                 -           -         $ 3,667(2)

Financial Officer and            2001     $286,539    $ 149,356(1)              -           -         $ 3,400(2)
General Counsel

------------------

(1) This bonus was earned in the year indicated, but paid in the immediately subsequent year.

(2) Represents Diamond's net contribution on behalf of the Named Executive Officer to Diamond's 401(k) Profit Sharing Plan.

(3)      Income earned in accordance with Restrictive Stock Agreement.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES. The following table provides information regarding the exercise price of stock options during the fiscal year ended December 31, 2003 for each of Diamond's Named Executive Officers and the year-end value of unexercised options held by the Named Executive Officers.

                                                                              NUMBER OF
                                                                              SECURITIES              VALUE OF
                                                                              UNDERLYING             UNEXERCISED
                                                                              UNEXERCISED           IN-THE-MONEY
                                                                            OPTIONS/SARs AT        OPTIONS/SARs AT
                                                                          FISCAL YEAR-END (#)    FISCAL YEAR-END ($)
                           SHARES ACQUIRED ON                                EXERCISABLE/           EXERCISABLE/
          NAME                EXERCISE (#)         VALUE REALIZED ($)        UNEXERCISABLE         UNEXERCISABLE
          ----                ------------         ------------------        -------------         -------------
Kenneth Levine                    N/A                     N/A                     N/A                    N/A

Richard Rutta                     N/A                     N/A                     N/A                    N/A

Norman Harris                      -                       -                     0/450                   0/0

Michael A. Sumsky                  -                       -                     0/450                   0/0

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

STOCK OPTION PLAN

         In September 1998, Diamond's Board of Directors and stockholders approved and adopted the Diamond Triumph Auto Glass, Inc. 1998 Management Stock Option Plan (the "1998 Plan"). The purpose of the 1998 Plan is to provide key employees of Diamond and its subsidiaries with an incentive to remain in the service of Diamond or its subsidiaries, to enhance Diamond's long-term performance and to afford key employees the opportunity to acquire a proprietary interest in Diamond. Currently, the 1998 Plan is administered by Diamond's Board of Directors. An aggregate of 30,000 shares of Common Stock are authorized for issuance under the 1998 Plan. As of December 31, 2003, the Board of Directors had granted options to purchase a total of 22,175 shares of Common Stock under the 1998 Plan. These options vest in five equal annual installments, commencing on the first anniversary of the date of grant. Vested options may not be exercised until the earlier of: (1) 90 days after Diamond's Common Stock has become publicly traded and (2) 91 days prior to the tenth anniversary of the date of grant. The 1998 Plan expires in September 2008.

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

         On July 1, 2003, Diamond entered into an employment agreement with Michael A. Sumsky pursuant to which Mr. Sumsky agreed to serve as the President, Chief Financial Officer, Secretary and General Counsel of Diamond at an annual salary of $350,000, subject to annual review based on Diamond's and the executive's performance. The agreement with Mr. Sumsky also provides for the following:

         (1) An initial term of eighteen months, beginning on July 1, 2003 and ending on December 31, 2004.

         (2) In addition to his base salary, for each calendar year beginning on January 1, 2003, the executive is entitled to receive an annual bonus equal to a percentage of Diamond's EBITDA in excess of specified thresholds, not to exceed $180,000.

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

         (4) In the event the executive is terminated due to death or disability (as defined in the employment agreement), the executive will receive:

                  - his base salary for a period of 12 months (but in no event beyond December 31, 2004); and

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

         On November 17, 2003, Diamond entered into employment agreements with each of Kenneth Levine and Richard Rutta pursuant to which they each agreed to serve as the Co-Chairmen of the Board of Diamond. Each of the agreements with Messrs. Levine and Rutta provide for the following:

         (1) An initial term of one year beginning on November 17, 2003 and ending on November 16, 2004.

         (2) An annual base salary of $320,000, subject to annual review based on Diamond's and the executive's performance. In addition, each executive is entitled to receive an annual bonus equal to a percentage of Diamond's EBITDA in excess of specified thresholds.

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

         (4) In the event the executive is terminated due to death or disability (as defined in the employment agreement), the executive will receive:

                  - his base salary for a period of 12 months (but in no event beyond November 16, 2004); and

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

         Effective March 15, 2004, the employment agreements with Messrs. Levine and Rutta were amended to reduce their annual base salary to $52,000. All other aspects of their employment agreements remained unchanged.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information regarding the beneficial ownership of Diamond's Common Stock and Preferred Stock, as of March 30, 2004, by (1) each person known by Diamond to be the beneficial owner of more than 5% of the Common Stock, (2) each director, (3) Diamond's Named Executive Officers, and (4) all of Diamond's executive officers and directors as a group. Except as indicated in the footnotes to this table, Diamond believes that the persons named in this table have sole voting and investment power with respect to all of the shares of Common Stock and Preferred Stock indicated.

                                                COMMON STOCK              PREFERRED STOCK
                                             BENEFICIALLY OWNED          BENEFICIALLY OWNED
                                         -------------------------    -------------------------
                                         NUMBER OF   PERCENTAGE OF    NUMBER OF   PERCENTAGE OF
                NAME                       SHARES        CLASS          SHARES       CLASS
----------------------------------       ---------   -------------    ---------   -------------
Green Equity Investors II, L.P. (1)        770,000        76.1%         28,000         80.0%

Jonathan A. Seiffer (1)(2)                 770,000        76.1%         28,000         80.0%

John G. Danhakl (1)(2)                     770,000        76.1%         28,000         80.0%

Jonathan D. Sokoloff (1)(2)                770,000        76.1%         28,000         80.0%

Kenneth Levine (1)                         100,000         9.9%          3,500         10.0%

Richard Rutta (1)                          100,000         9.9%          3,500         10.0%

Norman Harris (1)                           41,366         4.1%              -

All directors and executive officers     1,011,366       100.0%         35,000       100.00%
as a group
(6 persons)(3)

(1) The address of Green Equity Investors II, L.P. and Messrs. Seiffer, Danhakl and Sokoloff is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. The address of Messrs. Levine, Rutta and Harris is 220 Division Street, Kingston, Pennsylvania.

(2) The shares shown as beneficially owned by Messrs. Seiffer, Danhakl and Sokoloff represent the 770,000 shares of Common Stock and the 28,000 shares of Preferred Stock owned of record by Green Equity Investors II, L.P. Green Equity Investors II, L.P. is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of Green Equity Investors II, L.P. Each of Jonathan D. Sokoloff, John G. Danhakl, Peter J. Nolan, Jonathan A. Seiffer, John M. Baumer and James
         D. Halper either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Common Stock owned by Green Equity Investors II, L.P. As such, Messrs. Seiffer, Danhakl and Sokoloff may be deemed to have shared voting and investment power with respect to all shares held by Green Equity Investors II, L.P. However, such individuals disclaim beneficial ownership of the securities held by Green Equity Investors II, L.P., except to the extent of their respective pecuniary interests therein.

(3)      Includes the shares referred to in Note 2 above.

         Set-out below is a table containing information as of the end of the last fiscal year of executive compensation plan split between plans (including individual compensation arrangements) approved by security holders and plans that have not been approved by security holders:

                                                                               NUMBER OF
                                                                              SECURITIES
                                          NUMBER OF                            REMAINING
                                        SECURITIES TO        WEIGHTED-       AVAILABLE FOR
                                          BE ISSUED          AVERAGE        FUTURE ISSUANCE
                                            UPON          EXERCISE PRICE     UNDER EQUITY
                                        EXERCISE OF             OF           COMPENSATION
                                        OUTSTANDING        OUTSTANDING           PLANS
                                          OPTIONS,           OPTIONS,         (EXCLUDING
                                        WARRANTS AND       WARRANTS AND       SECURITIES
                                           RIGHTS             RIGHTS          REFLECTED IN
                                            (a)                (b)            COLUMN (a))
                                        -------------     --------------    ---------------
EQUITY COMPENSATION PLANS APPROVED         22,175            $    20             7,825
BY SECURITY HOLDERS

EQUITY COMPENSATION PLANS NOT                ----               ----              ----
APPROVED BY SECURITY HOLDERS

TOTAL                                      22,175            $    20             7,825

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

EMPLOYMENT AGREEMENTS

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

         On November 17, 2003, Diamond entered into an employment agreement with each of Kenneth Levine and Richard Rutta, pursuant to which Messrs. Levine and Rutta agreed to serve as the Co-Chairmen of Diamond at an annual salary of $320,000, subject to annual review based on Diamond's and Messrs. Levine and Rutta's performance. The employment agreements provides for a term commencing on November 17, 2003 and ending on November 16, 2004. On March 15, 2004, the employment agreements were amended to reduce the annual salary for Messrs. Levine and Rutta to $52,000. In addition to their annual salary, Messrs. Levine and Rutta are eligible to receive a bonus based upon the achievement of certain criteria. The employment agreements also contain various severance, non-competition, non-solicitation provisions, non-disclosure and assignment of inventions provisions. (See Executive Compensation--Employment Agreements.)

LEASE

         Kenneth Levine and Richard Rutta are the sole partners of a partnership, which leases to Diamond, Diamond's headquarters and distribution facility in Kingston, Pennsylvania and 18 service center locations. Following the Recapitalization, at Diamond's request, Kenneth Levine and Richard Rutta caused the partnership to renew or extend the leases on the facilities through December 31, 2010, on terms substantially similar to those applicable to those facilities on January 15, 1998, provided that the monthly rental amounts increase 4.0% each calendar year beginning January 1, 1999. Rental payments to the partnership for the facilities aggregated $675,000, $611,000, and $573,000 in 2003, 2002 and 2001, respectively.

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

ITEM 14.          ACCOUNTANT'S FEES AND SERVICES

The Board of Directors has reviewed the audit and non-audit fees that Diamond has paid to its independent public accountants for purposes of considering whether such fees are compatible with maintaining the auditor's independence.

Audit Fees. Fees for services rendered by KPMG LLP for the reviews of periodic reports and for the audits of the financial statements of Diamond were $95,350 for 2002 and $122,200 for 2003.

Tax Fees. Aggregate fees billed for tax services rendered by KPMG LLP to Diamond consisted of $56,660 in 2002 and $26,000 in 2003.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) Financial Statements

    (1) All financial statements of Diamond for the year ended December 31, 2003 are filed herewith. See Item 8 of this Annual Report for a list of such financial statements.

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


         Form 8-K filed on November 14, 2003, reporting that Diamond Triumph Auto Glass, Inc. issued a press release announcing its operating and financial results for the quarter ended September 30, 2003.

(c) Exhibits.

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
2.1(1)        Second Amended and Restated Stock Purchase and Sale Agreement,
              dated as of January 15, 1998, by and among, VGMC Corp., Green
              Equity Investors II, L.P., Diamond Triumph Auto Glass, Inc.,
              Triumph Auto Glass, Inc., Diamond Auto Glass Works, Inc., A Above
              Average Glass Company by Diamond, inc., A-AA Triumph Auto Glass,
              Inc., Scranton Holdings, Inc., Diamond/Triumph Auto Export Sales
              Co. Inc., A-Auto Glass by Triumph, Inc., A-Auto Glass Company by
              Diamond, Inc. and Kenneth Levine and Richard Rutta.

3.1(1)        Amended and Restated Certification of Incorporation of Diamond
              Triumph Auto Glass, Inc.

3.2(1)        Certificate of Designations of Series A 12% Senior Redeemable
              Cumulative Preferred Stock of Diamond Triumph Auto Glass, Inc.

3.3(1)        Certificate of Amendment of Certificate of Incorporation of
              Diamond Triumph Auto Glass, Inc., dated April 28, 1998.

3.4(1)        Certificate of Amendment of Certificate of Incorporation of
              Diamond Triumph Auto Glass, Inc., dated September 15, 1998.

3.5(1)        By-laws of Diamond Triumph Auto Glass, Inc.

4.1(1)        Indenture, dated as of March 31, 1998, between Diamond Triumph
              Auto Glass, Inc., as Issuer, and State Street Bank and Trust
              Company, as Trustee, regarding the 91/4% Senior Notes Due 2008.

4.2(1)        Registration Rights Agreement, dated as of March 31, 1998, among
              Diamond Triumph Auto Glass, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc., BT Alex. Brown
              Incorporated and Donaldson, Lufkin & Jenrette Securities
              Corporation.

4.3(1)        Note Purchase Agreement, dated March 26, 1998, among Diamond
              Triumph Auto Glass, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc., BT Alex. Brown Incorporated and
              Donaldson, Lufkin & Jenrette Securities Corporation.

10.1(1)       Management Subscription and Stockholders Agreement, dated as of
              March 31, 1998, among Diamond Triumph Auto Glass, Inc., Green
              Equity Investors II, L.P. and Norman Harris.

10.2(1)       Management Subscription and Stockholders Agreement, dated as of
              March 31, 1998, among Diamond Triumph Auto Glass, Inc., Green
              Equity Investors II, L.P. and Michael Sumsky.

10.3(1)       Stockholders Agreement, dated as of March 31, 1998, among Green
              Equity Investors II, L.P., Kenneth Levine, Richard Rutta and
              Diamond Triumph Auto Glass, Inc.

10.4(1)       Employment Agreement, dated as of March 31, 1998, between Diamond
              Triumph Auto Glass, Inc. and Kenneth Levine.

10.5(1)       Employment Agreement, dated as of March 31, 1998, between Diamond
              Triumph Auto Glass, Inc. and Richard Rutta.

10.6(1)       Employment Agreement, dated as of March 31, 1998, between Diamond
              Triumph Auto Glass, Inc. and Norman Harris.

10.7(1)       Employment Agreement, dated as of March 31, 1998, between Diamond
              Triumph Auto Glass, Inc. and Michael Sumsky.

10.8(1)       Non-Competition Agreement, dated March 31, 1998, between Kenneth
              Levine and Diamond Triumph Auto Glass, Inc.

10.9(1)       Non-Competition Agreement, dated March 31, 1998, between Richard
              Rutta and Diamond Triumph Auto Glass, Inc.

10.10(1)      Management Services Agreement, dated as of March 31, 1998, between
              Diamond Triumph Auto Glass, Inc. and Leonard Green & Partners,
              L.P.

10.11(2)      Finance Agreement, dated March 27, 2000, between The CIT Business
              Group/Business Credit, Inc. and Diamond Triumph Auto Glass, Inc.

10.12(1)      Diamond Triumph Auto Glass, Inc. 1998 Management Stock Option
              Plan.

10.13(3)      Employment Agreement, dated June 1, 2002, between Diamond Triumph
              Auto Glass, Inc. and Norman Harris

10.14(3)      Restricted Stock Agreement, dated June 1, 2002, between Diamond
              Triumph Auto Glass, Inc and Norman Harris

10.15(3)      Letter Agreement, dated June 1, 2002, between Diamond Triumph Auto
              Glass, Inc., Green Equity Investors II, L.P., Kenneth Levine,
              Richard Rutta and Norman Harris.

10.16(3)      Amendment Agreement, dated October 30, 2002, between Diamond
              Triumph Auto Glass, Inc., Green Equity Investors II, L.P., Kenneth
              Levine, Richard Rutta and Michael A. Sumsky.

10.17(3)      Stock Sale Agreement, dated October 30, 2002, between DT
              Subsidiary Corp. and Michael A. Sumsky.

10.18(4)      Employment Agreement, dated July 1, 2003, between Diamond Triumph
              Auto Glass, Inc. and Michael A. Sumsky

10.19(5)      Amended Lease Agreement, dated November 1, 2003, between Diamond
              Triumph Auto Glass, Inc. and Richard Rutta & Kenneth Levine Real
              Estate Partnership.

10.20         Employment Agreement, dated November 17, 2003, between Diamond
              Triumph Auto Glass, Inc. and Kenneth Levine

10.21 Amendment of March 15, 2004 to the Employment Agreement by and between Diamond Triumph Auto Glass, Inc. and Kenneth Levine dated
              Novemeber 17, 2003.

10.22         Employment Agreement, dated November 17, 2003, between Diamond
              Triumph Auto Glass, Inc. and Richard Rutta.

10.23 Amendment of March 15, 2004 to the Employment Agreement by and between Diamond Triumph Auto Glass, Inc. and Richard Rutta dated
              Novemeber 17, 2003.

14.0          Code of Ethics.

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

------------------------

(1) Incorporated by reference to Diamond's Registration Statement on Form S-4 filed with the SEC on March 30, 2000.

(2) Incorporated by reference to Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3) Incorporated by reference to Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(4) Incorporated by reference to Diamond's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(5) Incorporated by reference to Diamond's Quarterly Report on Form 10-Q for the period ended September 30, 2003.

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

Dated: March 30, 2004

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              Signature                                       Title(s)                   Date
              ---------                                       --------                   ----
       /s/ Kenneth Levine                           Co-Chairman of the Board and     March 30, 2004
--------------------------------------              Director
           Kenneth Levine

       /s/ Richard Rutta                            Co-Chairman of the Board and     March 30, 2004
--------------------------------------              Director
           Richard Rutta

       /s/ Norman Harris                            Chief Executive Officer          March 30, 2004
--------------------------------------
           Norman Harris

       /s/ Michael A. Sumsky                        Chief Financial Officer          March 30, 2004
--------------------------------------
           Michael A. Sumsky

       /s/ Jonathan Seiffer                         Director                         March 30, 2004
--------------------------------------
           Jonathan Seiffer

       /s/ John G. Danhakl                          Director                         March 30, 2004
--------------------------------------
           John G. Danhakl

       /s/ Jonathan D. Sokoloff                     Director                         March 30, 2004
--------------------------------------
           Jonathan D. Sokoloff

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
Independent Auditors' Report...............................................................................    F-2

Consolidated Balance Sheets, December 31, 2003 and 2002....................................................    F-3

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.................    F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2003, 2002 and      F-6
2001.......................................................................................................

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.................    F-7

Notes to Consolidated Financial Statements.................................................................    F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Diamond Triumph Auto Glass, Inc.:

         We have audited the accompanying consolidated balance sheets of Diamond Triumph Auto Glass, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Triumph Auto Glass, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Philadelphia,
Pennsylvania
March 15, 2004

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

                                                                                       2003         2002
                                                                                     --------     --------
                                   ASSETS

Current assets:
           Cash and cash equivalents                                                 $     35        2,094
           Accounts receivable, less allowance for doubtful accounts
                      of $413 for 2003 and 2002                                        10,353       11,403
           Other receivables                                                              402          349
           Inventories                                                                 13,493       15,712
           Prepaid expenses                                                             1,783        1,562
           Deferred income taxes                                                        3,038        4,277
                                                                                     --------     --------

                                   Total current assets                                29,104       35,397
                                                                                     --------     --------

Equipment and leasehold improvements:
           Vehicles                                                                     5,459        6,441
           Computers and office equipment                                               3,431        4,157
           Computer software                                                            7,869        7,384
           Other equipment                                                                663          649
           Leasehold improvements                                                         644          593
                                                                                     --------     --------

                                                                                       18,066       19,224
           Accumulated depreciation and amortization                                  (11,519)     (11,218)
                                                                                     --------     --------

                                   Net equipment and leasehold improvements             6,547        8,006

Unamortized deferred loan costs and senior notes discount, net                          2,706        4,001
Deferred income taxes                                                                  36,473       35,932
Other assets                                                                              502          486
                                                                                     --------     --------

Total assets                                                                         $ 75,332       83,822
                                                                                     ========     ========

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

                                                                                                      2003           2002
                                                                                                   ----------      --------
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
           Accounts payable                                                                        $   12,492         9,856
           Accrued expenses
                        Payroll and related items                                                       4,341         5,729
                        Accrued interest                                                                1,859         2,155
                        Accrued income taxes                                                              461           451
                        Other                                                                           1,141           710
                                                                                                   ----------      --------
                                       Total accrued expenses                                           7,802         9,045
                                                                                                   ----------      --------

                                                      Total current liabilities                        20,294        18,901
                                                                                                   ----------      --------

Long-term debt:
           Senior notes                                                                                79,758        93,000
           Credit Facility                                                                              2,500             -
                                                                                                   ----------      --------
                        Total long-term debt                                                           82,258        93,000
                                                                                                   ----------      --------

                                                      Total liabilities                               102,552       111,901
                                                                                                   ----------      --------

Series A 12% senior redeemable cumulative preferred stock - par value $0.01 per share; authorized 100,000 shares; issued and outstanding
           35,000 shares in 2003 and 2002, at liquidation preference value                             69,076        61,373
                                                                                                   ----------      --------

Stockholders' equity (deficit):
           Common stock, 2003 and 2002 par value $0.01 per share; authorized
                        1,100,000 shares; issued and outstanding 1,026,366 shares in 2003
                        and 2002                                                                           10            10
           Additional paid-in capital                                                                  27,244        34,947
           Deferred compensation                                                                         (255)         (360)
           Retained earnings (accumulated deficit)                                                   (122,995)     (123,749)
           Common stock in treasury, at cost, 15,000 shares in 2003 and 2002                             (300)         (300)
                                                                                                   ----------      --------

                                                      Total stockholders' equity (deficit)            (96,296)      (89,452)
                                                                                                   ----------      --------

Total liabilities and stockholders' equity (deficit)                                               $   75,332        83,822
                                                                                                   ==========      ========

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years Ended December 31, 2003, 2002 and 2001

                             (Dollars in Thousands)

                                                                  2003          2002         2001
                                                               ----------      -------     -------
Net sales                                                      $  218,703      201,623     201,366
Cost of sales                                                      65,966       59,525      58,049
                                                               ----------      -------     -------

           Gross profit                                           152,737      142,098     143,317
                                                               ----------      -------     -------

Operating expenses:
   Payroll                                                         86,119       80,730      75,232
   Advertising and promotional                                     13,976       12,800      11,783
   Other operating expenses                                        40,625       36,777      35,031
   Depreciation and amortization                                    2,784        3,014       2,455
                                                               ----------      -------     -------

                                                                  143,504      133,321     124,501
                                                               ----------      -------     -------

           Income from operations                                   9,233        8,777      18,816

Other (income) expense:
   Interest income                                                    (22)        (221)       (191)
   Interest expense                                                 7,706        8,826      10,305
                                                               ----------      -------     -------

                                                                    7,684        8,605      10,114
                                                               ----------      -------     -------

           Income before provision for income taxes                 1,549          172       8,702

Provision for income taxes                                            795          261       3,733
                                                               ----------      -------     -------

           Net income (loss)                                          754          (89)      4,969

Preferred stock dividends                                           7,703        6,843       6,081
                                                               ----------      -------     -------

Net loss applicable to common stockholders                     $   (6,949)      (6,932)     (1,112)
                                                               ==========      =======     =======

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

            Consolidated Statements of Stockholders' Equity (Deficit)

                  Years Ended December 31, 2003, 2002 and 2001

                 (Dollars in Thousands except per share amounts)

                                                                                          RETAINED
                                     COMMON STOCK        ADDITIONAL                       EARNINGS
                                 --------------------     PAID-IN        DEFERRED       (ACCUMULATED    TREASURY
                                   SHARES      AMOUNT     CAPITAL      COMPENSATION       DEFICIT)       STOCK       TOTAL
                                 ---------     ------    ----------    ------------     ------------    --------    -------
Balance, December 31, 2000       1,000,000         10        47,344              --         (128,629)         --    (81,275)

Net income                              --         --            --              --            4,969          --      4,969

Preferred stock dividends               --         --        (6,081)             --               --          --     (6,081)
                                 ---------     ------    ----------    ------------     ------------    --------    -------

Balance, December 31, 2001       1,000,000         10        41,263              --         (123,660)         --    (82,387)

Issuance of common stock            26,366         --           527            (527)              --          --         --

Amortization of deferred                --         --            --             167               --          --        167
  compensation

Purchase of treasury stock              --         --            --              --                         (300)      (300)

Net loss                                --         --            --              --              (89)         --        (89)

Preferred stock dividends               --         --        (6,843)                              --                 (6,843)
                                 ---------     ------    ----------    ------------     ------------    --------    -------

Balance, December 31, 2002       1,026,366         10        34,947            (360)        (123,749)       (300)   (89,452)
                                 ---------     ------    ----------    ------------     ------------    --------    -------
                                        --         --            --
Amortization of deferred
  compensation                                                                  105                                     105

Net Income                              --         --            --              --              754          --        754

Preferred stock dividends               --         --        (7,703)                              --                 (7,703)

                                 ---------     ------    ----------    ------------     ------------    --------    -------
Balance, December 31, 2003       1,026,366         10        27,244            (255)        (122,995)       (300)   (96,296)
                                 ---------     ------    ----------    ------------     ------------    --------    -------

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2003, 2002 and 2001

                 (Dollars in Thousands except per share amounts)

                                                                                   2003            2002            2001
                                                                                ----------      ----------      ----------
Cash flows from operating activities:
 Net income (loss)                                                              $      754             (89)          4,969
                                                                                ----------      ----------      ----------

 Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and other amortization                                         2,784           3,014           2,455
         Deferred income taxes                                                         698           1,442           3,673
         Amortization of deferred loan costs and senior notes discount                 783             939             945
         Gain on extinguishment of debt                                             (1,140)         (1,430)              0
         Provision for doubtful accounts                                               482             832             860
         (Gain) on sale of fixed assets                                                (30)            (36)           (148)
         Amortization of deferred compensation                                         105             167               0
         Changes in assets and liabilities:
           Accounts and other receivables                                              516            (600)          1,507
           Inventories                                                               2,219           1,045          (2,176)
           Prepaid expenses                                                           (221)           (179)           (299)
           Accounts payable                                                          2,636            (784)         (1,312)
           Accrued expenses                                                         (1,243)            (18)            694
                                                                                ----------      ----------      ----------
           Net cash provided by operating activities                                 8,343           4,303          11,168

Cash flows from investing activities:
   Capital expenditures                                                             (1,385)         (3,271)         (4,215)
   Proceeds from sale of equipment                                                      89              85             263
   (Increase) decrease in other assets                                                 (16)             12             (94)
                                                                                ----------      ----------      ----------
           Net cash used in investing activities                                    (1,312)         (3,174)         (4,046)
                                                                                ----------      ----------      ----------

Cash flows from financing activities:
   Payment for redemption of senior notes                                          (11,590)         (5,276)              0
   Net proceeds from bank facility                                                   6,500               0           2,500
   Payments on bank facility                                                        (4,000)              0          (3,000)
   Deferred debt costs                                                                   0             (51)            (55)
   Repurchase of common stock                                                            0            (300)              0
                                                                                ----------      ----------      ----------
           Net cash used in financing activities                                    (9,090)         (5,627)           (555)

                                                                                ----------      ----------      ----------
           Net (decrease) increase in cash and cash equivalents                     (2,059)         (4,498)          6,567

Cash and cash equivalents, beginning of year                                         2,094           6,592              25
                                                                                ----------      ----------      ----------

Cash and cash equivalents, end of year                                          $       35           2,094           6,592
                                                                                ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

                 (Dollars in Thousands except per share amounts)

(1)      DESCRIPTION OF ENTITY

         Diamond Triumph Auto Glass, Inc. (the "Company"), headquartered in Kingston, Pennsylvania, is a provider of automotive glass replacement and repair services in the Northeast, Mid-Atlantic, Midwest, Southwest, Southeast and Western regions of the United States. At December 31, 2003, the Company operated a network of 277 automotive glass service centers, approximately 1,100 mobile installation vehicles and six distribution centers in 46 states.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

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

         (c)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                  Equipment and leasehold improvements are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the following useful lives:

Vehicles                          4 years
Computers and office equipment    5-7 years
Computer software                 3-5 years
Other equipment                   5-7 years
Leasehold improvements            Lesser of lease life or 10 years

                  Costs in 2003, 2002 and 2001 related to the development of software for a new back office sales audit and financial accounting system and point of sale system were capitalized in accordance with AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Upon completion of each of the projects in 2003, 2002 and 2001, the Company commenced amortizing the software costs over the estimated useful life of five years. Unamortized computer software costs were $2,940, $3,871 and $3,490 at December 31, 2003, 2002 and 2001, respectively. Amortization expense in 2003, 2002 and 2001 for capitalized computer software costs was $1,416, $1,034 and $952, respectively.

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

                  Years Ended December 31, 2003, 2002 and 2001

                 (Dollars in Thousands except per share amounts)

         (e)      DEFERRED LOAN COSTS AND SENIOR NOTES DISCOUNT

                  Deferred loan costs and senior notes discount are amortized over the life of the related debt and included in interest expense.

         (f)      ACCOUNTS RECEIVABLE

                  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company provides for an allowance for doubtful accounts. The allowance for doubtful accounts was $413 at December 31, 2003 and 2002. Writed offs against the allowance were $482, $632 and $1,109 in 2003, 2002 and 2001 respectively. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and current economic and customer specific data. Past due balances over 180 days and a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by customer type. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

         (g)      REVENUE RECOGNITION

                  Revenue from auto glass installation and related services is recognized when the installation is complete or the service is performed.

         (h)      ADVERTISING

                  The Company expenses all advertising costs as incurred. The most significant advertising costs relate to yellow pages advertisements. The costs of yellow pages advertising are expensed at the time the yellow pages phone book is published. Total advertising expense was $9,213, $9,039, and $8,364 in 2003, 2002 and 2001, respectively.

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

         (j)      EXTINGUISHMENT OF DEBT

                  The company accounts for the extinguishment of debt in accordance with the provision of SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections", which was adopted in 2002. The Company recorded a reduction to interest expense of $1,140 and $1,430 in 2003 and 2002 respectively related to gain on extinguishment of debt (See Note 4 - Long-Term Debt).

         (k)      STOCK OPTION PLAN

                  The Company accounts for its stock option plan (Note - 7) under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options issued to employees at fair market value on the date of grant. In

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

                 (Dollars in Thousands except per share amounts)

                  1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan.

                  As allowed by SFAS 123, the Company has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25, and adopted only the disclosure requirements of SFAS No. 123. Had compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of the grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, Accounting for stock-based compensation, the Company's net income (loss) and earnings per share would have been reduced to the following pro forma amounts:

                                                        2003         2002       2001
                                                      --------       ----       -----
Net income (loss)                                     $    754        (89)      4,969
   As reported
   Add stock-based employee compensation expense            64        167        ----
     included in reported net income, net of tax
   Deduct total stock-based employee compensation
     expense determined under fair-value-based
     method for all rewards, net of tax                    (73)      (177)         (6)
                                                      --------       ----       -----
   Proforma net income (loss)                              745        (99)      4,963
                                                      ========       ====       =====

                  The fair value of the options granted in 2001 was $2.84 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.65%, volatility of 0% and expected dividend yield of 0%. The fair value of the options granted in 2003 was $2.63 using the following assumptions: Risk-free interest rate of 2.82%, volatility of 0% and expected dividend yield of 0%.

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

         (m)      RECENT ACCOUNTING PRONOUNCEMENTS

                  In November 2002, the FASB issued Interpretation No. 45, " Guarantor's Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others." The disclosure requirements, and the recognition and initial measurement provisions were adopted January 1, 2003. The adoption of this Interpretation had no impact on Diamond's financial statements.

                  In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." In December 2003, a modification to FIN 46 was issued (FIN 46R) which delayed

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

                 (Dollars in Thousands except per share amounts)

                  the effective date until no later than fiscal periods ending after March 15, 2004 and provided additional technical clarifications to implementation issues. We currently do not have any variable interest entities as defined in FIN 46R. Diamond does not expect that the adoption of this Interpretation will have a material impact on our consolidated financial statements.

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective, except for certain provisions, for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have any impact on our consolidated financial statements.

                  Effective July 1, 2003, Diamond adopted SFAS No. 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity," which addresses accounting for certain financial instruments with characteristics of both liabilities and equity. The adoption of this Statement did not have any impact on our consolidated financial statements.

(3)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         For purposes of estimating the fair value of financial instruments, the Company has determined that the carrying amounts recorded on the balance sheet approximate the fair value for cash and cash equivalents, accounts and other receivables and current liabilities. In making this determination, the Company considered the short-term maturity of those assets and liabilities. The fair value of the Company's senior notes is estimated based on quoted market prices for those or similar investments. The estimated fair value of the Company's senior notes is $74,973 at December 31, 2003. The fair value of the Company's Preferred Stock approximates the liquidation preference.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

                 (Dollars in Thousands except per share amounts)


(4)      LONG -TERM DEBT

         Long-term debt consists of the following:


                                          2003               2002
                                         --------            ------
Senior Notes                               79,758            93,000
Credit Facility                             2,500                --
                                         --------            ------
                                         $ 82,258            93,000
                                         ========            ======

         On March 27, 2000, the Company entered into a Credit Facility, which had an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of the Company's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of the Company's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to
         1.5 times the Company's EBITDA (as defined in the Credit Facility) for the prior twelve months. On November 26, 2003, the Company amended the Credit Facility, which , among other things, extended the term for an additional three year period through March 27, 2007. A portion of the Credit Facility, not to exceed $10,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. The Company had $6,391 in outstanding letters of credit at December 31, 2003. Borrowings under the Credit Facility bear interest, at the Company's discretion, at either the JPMorgan Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the JPMorgan Chase Manhattan Rate and 2.25% for the LIBOR Rate. The Company shall also pay the Letter of Credit Guaranty Fee (as defined in the Credit Facility) at an amount equal to 1.45% per annum, payable monthly, on the face amount of each outstanding Letter of Credit (as defined in the Credit Facility) less the amount of any and all amounts previously drawn under such Letters of Credit. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subjected to increases or reductions based upon the Company meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of the tangible and intangible assets of the Company. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. The Company was in compliance with these covenants at December 31, 2003. $2.5 million was outstanding under the Credit Facility at December 31, 2003.

         The senior notes mature on April 1, 2008 and bear interest at a rate of 9.25% per annum. The senior notes and the obligations of the Company under the indenture governing the senior notes (the "Note Indenture") are unconditionally guaranteed on a senior, unsecured basis by any subsidiary guarantor, of which there are currently none. The senior notes are callable after five years at a premium to par which declines to par after eight years. Upon a change of control, as defined in the
         Note Indenture, the Company is required to offer to redeem the senior notes at 101% of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the Note Indenture include, among other things, limitations on additional indebtedness, investments, dividends and certain other significant transactions. The Company was in compliance with all such covenants as of December 31, 2003.

During 2003 and 2002, the Company repurchased $13,242 and $7,000 face amount of senior notes respectively, for a repurchase price of $11,590 and $5,276, respectively. This repurchase resulted in a gain of $1,140 and $1,430 in 2003 and 2002 respectively, which was the difference between the carrying value of the senior notes, including unamortized debt issuance costs, at the time of their repurchase and the amount paid to repurchase the senior notes. This gain was included within interest expense for 2003 and 2002.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

                 (Dollars in Thousands except per share amounts)



         Maturities of long-term debt are as follows:


2004                                             $     --
2005                                                   --
2006                                                   --
2007                                                2,500
2008                                               79,758
Thereafter                                             --
                                                 --------
                                                 $ 82,258
                                                 ========

         Deferred loan costs and accumulated amortization are summarized as follows:

                                             ACCUMULATED
                                 AMOUNT      AMORTIZATION    BALANCE
                                 ------      ------------    -------
DECEMBER 31, 2003
Deferred loan costs              $4,339         2,649         1,690
Discount on senior notes          2,393         1,377         1,016
                                 ------         -----         -----
                                 $6,732         4,026         2,706
                                 ======         =====         =====

DECEMBER 31, 2002
Deferred loan costs              $4,987         2,451         2,536
Discount on senior notes          2,790         1,325         1,465
                                 ------         -----         -----
                                 $7,777         3,776         4,001
                                 ======         =====         =====

DECEMBER 31, 2001
Deferred loan costs              $5,385         2,076         3,309
Discount on senior notes          3,000         1,126         1,874
                                 ------         -----         -----
                                 $8,385         3,202         5,183
                                 ======         =====         =====

(5)      PREFERRED STOCK

         On March 27, 1998, the Company's Board of Directors adopted a Certificate of Designation creating $35,000 in Series A 12% Senior Redeemable Cumulative Preferred Stock (the "Preferred Stock"). The stockholders of the Company have, effective July 1, 2003, amended its Charter with respect to its class of Preferred Stock, which eliminated the April 1, 2010 mandatory redemption clause. The Preferred Stock has a liquidation preference over the Common Stock equal to the initial liquidation value of the Preferred Stock plus accrued and unpaid dividends thereon. The Company may, at its option, redeem at any time the Preferred Stock, in whole or in part, at 100% of the liquidation value plus accrued and unpaid dividends. Upon a Change of Control (as defined), the Company must offer to repurchase the Preferred Stock at 100% of its liquidation value plus accrued and unpaid dividends, provided, however, that the Company shall not be obligated to (and shall not) offer to repurchase the Preferred Stock if such repurchase would violate the terms of the Credit Facility or the terms of the Note Indenture.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

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

         At December 31, 2003, 2002 and 2001 the liquidation value of the Preferred Stock recorded on the Company's balance sheet was $69,076, $61,373 and $54,530, respectively, which includes dividends of $34,076, $26,373 and $19,530, respectively, added to the liquidation value.

(6)      COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company leases service center and warehouse space and is responsible for all related occupancy costs. Rental expense in 2003, 2002 and 2001 aggregated $6,099, $5,739, and $5,058, respectively, of which $675, $611, and $573, respectively, were for realty owned by two stockholders and executive officers. Certain of the leases with unrelated parties contain various renewal options, and right of refusal purchase options.

         In addition, the Company leases certain vehicles under operating leases having lease terms of 367 days. The leases have monthly renewal options over periods of up to eight years. Total rent expense for such leases amounted to $4,934, $4,009, and $3,513 for the years ended December 31, 2003, 2002 and 2001, respectively.

         Total lease commitments, including vehicles, are as follows:

                                  THIRD      RELATED
                    VEHICLES     PARTIES     PARTIES    TOTAL
                    --------     -------     -------    -----
2004                  1,126       3,565         901     5,592
2005                   ----       1,563         469     2,032
2006                   ----         675        ----       675
2007                   ----         218        ----       218
2008                                 99                    99
Thereafter             ----          26        ----        26

         The vehicle lease agreement also provides for terminal lease payment for guaranteed residual values reduced by actual proceeds from the vehicle sale in the event the lease is not renewed over periods ranging from four to eight years. The contingent guaranteed residual value payment commitment was $10,440 at December 31, 2003.

         The Company entered into a Management Services Agreement on March 31, 1998 with a related party pursuant to which the Company pays an annual fee of $685. Expense under this agreement was $685 annually in 2003, 2002 and 2001.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

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

(7)      STOCK OPTION PLAN

         In September 1998, the Board of Directors and stockholders of the Company approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of a total of 30,000 authorized and unissued shares of common stock. As of December 31, 2003, the Board of Directors had granted 22,175 options to key employees of the Company with an exercise price of $20.00 per share, which approximates fair value at the date of grant. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after the Company's Common Stock has become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008.

         Summarized stock option data is as follows:

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

                 (Dollars in Thousands except per share amounts)

                                                              EXERCISE            SHARES
                                                               PRICE           UNDER OPTION
                                                              --------         ------------
Outstanding at December 31, 2000                                 20.00            28,425
   Granted                                                       20.00             2,000
   Exercised                                                        --                --
   Cancelled                                                     20.00              (850)
                                                                                  ------
Outstanding at December 31, 2001                                                  29,575
   Granted                                                          --                --
   Exercised                                                        --                --
   Cancelled                                                     20.00            (1,350)
                                                                                  ------
Outstanding at December 31, 2002                                                  28,225
   Granted                                                       20.00               500
   Exercised                                                        --                --
   Cancelled                                                     20.00            (6,550)
                                                                                  ------
Outstanding at December 31, 2003                                                  22,175
                                                                                  ======

Exercisable                                                   $     --                --

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

         The proposed adjustments by the Internal Revenue Service would result in $7.6 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2003, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would be eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill. The carrying amount of these assets at December 31, 2003 is approximately $37.0 million.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

                 (Dollars in Thousands except per share amounts)

         Diamond strongly believes that the Transaction is properly accounted for, and has appealed the Internal Revenue Service's proposed adjustment. If such appeal is ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

Income tax expense consists of:

                                           CURRENT      DEFERRED       TOTAL
                                           --------     --------     --------
Year ended December 31, 2003:
   Federal                                 $    (24)         665          641
   State                                        121           33          154
                                           --------     --------     --------
                                           $     97          698          795
                                           ========     ========     ========

                                                     APPLICABLE TO
                                           ----------------------------------
                                           CURRENT      DEFERRED       TOTAL
                                           --------     --------     --------
Year ended December 31, 2002:
   Federal                                 $   (953)       1,164          211
   State                                       (228)         278           50
                                           --------     --------     --------
                                           $ (1,181)       1,442          261
                                           --------     --------     --------

                                                     APPLICABLE TO
                                           ----------------------------------
                                           CURRENT      DEFERRED       TOTAL
                                           --------     --------     --------
Year ended December 31, 2001:
   Federal                                 $     --        2,799        2,799
   State                                         60          874          934
                                           --------     --------     --------
                                           $     60        3,673        3,733
                                           ========     ========     ========

Income tax expense applicable to continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

                 (Dollars in Thousands except per share amounts)

                                                                2003         2002         2001
                                                              --------     --------     --------
Computed "expected "tax expense                               $    526           59        2,959

Increase (reduction) in income taxes resulting from:
   State income taxes, net of federal income tax benefit           102           33          617

   Permanent items                                                 167          169          129

   Other, net                                                       --           --           28
                                                              --------     --------     --------
                                                              $    795          261        3,733
                                                              --------     --------     --------

         The tax effects of temporary differences that give rise to significant portions of the deferred assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below.

                                                                       2003         2002
                                                                      -------     -------
Deferred tax assets:
   Accounts receivable, principally due to
     allowance for doubtful accounts                                  $   161         161
   Inventories, principally due to additional
     costs inventoried for tax                                            752         847
   In tangibles for tax purposes                                       28,156      31,151
   Advertising expenses not yet
     deducted for tax purposes                                          1,685       2,459
   Net operating loss and alternative minimum
     tax cred it carry forward                                          8,842       5,370
   Liabilities and accruals for financial reporting purposes              553         898
                                                                      -------     -------
     Total gross deferred tax assets                                   40,149      40,886
                                                                      -------     -------
Deferred tax liabilities :
   Plant and equipment, principally due to differences
     in depreciation and capitalized interest                             638         677
                                                                      -------     -------
     Total gross deferred tax liabilities                                 638         677
                                                                      -------     -------
     Net deferred tax assets                                          $39,511      40,209
                                                                      =======     =======

         There was no valuation allowance for deferred tax assets as of December 31, 2003 or 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize the deferred tax assets, the Company will need to generate future taxable income (excluding reversal of deferred tax assets) of approximately $97,000 prior to expiration of the 15-year amortization period for the intangible assets in 2012 and the subsequent net operating loss carryforward period of 20 years. Based upon the level of historical taxable income and projections of future taxable income over the period the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the amortization period are reduced.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002 and 2001

                 (Dollars in Thousands except per share amounts)

(9)      EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution plan covering all employees who meet the age and service requirements. Contributions to the plan are determined by the Company and are based upon a percentage of the annual compensation of all participants. The expense related to the plan amounted to $370, $340, and $389 for 2003, 2002 and 2001, respectively.

(10)     SUPPLEMENTAL CASH FLOW INFORMATION

                                                           2003        2002        2001
                                                         -------      ------      ------
Interest paid                                            $ 7,966       9,276       9,327
Noncash investing and financing activities :
   Preferred stock dividends                             $ 7,703       6,843       6,081

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