Form 10-Q
period 2004-03-31
DIAMOND TRIUMPH AUTO GLASS INC
filed 2004-05-17
CIK 1109531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

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

         As of May 17, 2004, there were 1,011,366 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                     INDEX

                                                                                Page No.
                                                                                --------
Part I. Financial Information

        Item 1. Consolidated Financial Statements

                Condensed Consolidated Balance Sheets -
                   March 31, 2004 (unaudited) and December 31, 2003.............    3

                Condensed Consolidated Statements of Operations (unaudited) -
                   Three Months Ended March 31, 2004 and 2003...................    4

                Condensed Consolidated Statements of Cash Flows (unaudited) -
                   Three Months Ended March 31, 2004 and 2003...................    5

                Notes to Unaudited Condensed Consolidated Financial Statements..    6

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..........................   10

        Item 3. Quantitative and Qualitative Disclosures about Market Risk......   15

        Item 4. Controls and Procedures.........................................   16

Part II. Other Information

        Item 1. Legal Proceedings...............................................   17

        Item 6. Exhibits and Reports on Form 8-K................................   17

                Signature.......................................................   18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands except per share amounts)

                                                                                   March 31, 2004  December 31, 2003
                                                                                   --------------  -----------------
                                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $   1,834         $      35
  Accounts receivable, net                                                              12,200            10,353
  Other receivables                                                                        358               402
  Inventories                                                                           13,242            13,493
  Prepaid expenses                                                                       1,643             1,783
  Deferred income taxes                                                                  3,089             3,038
                                                                                     ---------         ---------
Total current assets                                                                    32,366            29,104
                                                                                     ---------         ---------

Equipment and leasehold improvements, net                                                6,217             6,547

Deferred loan costs and senior notes discount, net                                       2,524             2,706
Deferred income taxes                                                                   36,742            36,473
Other assets                                                                               469               502
                                                                                     ---------         ---------
Total assets                                                                         $  78,318         $  75,332
                                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                   $  12,436         $  12,492
  Accrued expenses:
      Payroll and related items                                                          6,085             4,341
      Accrued interest                                                                   3,701             1,859
      Accrued income taxes                                                                 461               461
      Other                                                                              1,635             1,141
                                                                                     ---------         ---------
 Total accrued expenses                                                                 11,882             7,802
                                                                                     ---------         ---------

Total current liabilities                                                               24,318            20,294
                                                                                     ---------         ---------

Long-term debt:
  Senior notes                                                                          79,758            79,758
  Credit facility                                                                        1,500             2,500
                                                                                     ---------         ---------
Total long-term debt                                                                    81,258            82,258
                                                                                     ---------         ---------

    Total liabilities                                                                  105,576           102,552
                                                                                     ---------         ---------

Series A 12% senior redeemable cumulative preferred stock - par value $0.01 per share; authorized 100,000 shares; issued and outstanding
      35,000 shares in 2004 and 2003, at liquidation preference value                   71,148            69,076
                                                                                     ---------         ---------

Stockholders' equity (deficit):
Common stock, 2004 and 2003 par value $0.01 per share; authorized
      1,100,000 shares; issued and outstanding 1,026,366 shares in 2004 and 2003            10                10
Additional paid-in capital                                                              25,172            27,244
Deferred compensation                                                                     (228)             (255)
Retained earnings (accumulated deficit)                                               (123,060)         (122,995)
Common stock in treasury, at cost, 15,000 shares in 2004 and 2003                         (300)             (300)
                                                                                     ---------         ---------
    Total stockholders' equity (deficit)                                               (98,406)          (96,296)
                                                                                     ---------         ---------

Total liabilities and stockholders' equity (deficit)                                 $  78,318         $  75,332
                                                                                     =========         =========

            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                  Three Months Ended  Three Months Ended
                                                    March 31, 2004      March 31, 2003
                                                  ------------------  ------------------
Net sales                                             $ 53,376            $ 54,133
Cost of sales                                           15,186              16,237
                                                      --------            --------
Gross profit                                            38,190              37,896

Operating expenses                                      36,485              34,395
                                                      --------            --------

Income from operations                                   1,705               3,501

Other (income) expense:
     Interest income                                         -                 (15)
     Interest expense                                    2,089               2,398
                                                      --------            --------
                                                         2,089               2,383
                                                      --------            --------

(Loss) income before provision for income taxes           (384)              1,118

Provision (benefit) for income taxes                      (319)                436
                                                      --------            --------

Net (loss) income                                          (65)                682

Preferred stock dividends                                2,072               1,841
                                                      --------            --------
Net loss applicable to common stockholders            ($ 2,137)           ($ 1,159)
                                                       =======             =======

            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                  Three Months Ended  Three Months Ended
                                                    March 31, 2004      March 31, 2003
                                                  ------------------  ------------------
OPERATING ACTIVITIES
    Net cash provided by operating activities          $ 3,064             $ 5,023
                                                       -------             -------

INVESTING ACTIVITIES
    Capital expenditures                                  (321)               (382)
    Proceeds from sale of equipment                         23                  22
    Decrease in other assets                                33                  34
                                                       -------             -------
Net cash (used in) investing activities                   (265)               (326)
                                                       -------             -------
FINANCING ACTIVITIES
    Proceeds from credit facility                        8,250
    Payments on credit facility                         (9,250)                  -
                                                       -------             -------
Net cash (used in) financing activities                 (1,000)                  -
                                                       -------             -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                1,799               4,697

Cash and cash equivalents, beginning of period              35               2,094
                                                       -------             -------
Cash and cash equivalents, end of period               $ 1,834             $ 6,791
                                                       =======             =======

            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (Dollars in thousands except per share amounts)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

         These interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data for the interim periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Diamond's Annual Report on Form 10-K for the year ended December 31, 2003. Diamond's results for interim periods are not normally indicative of results to be expected for the fiscal year. Weather has historically affected Diamond's sales and net income, with severe weather generating increased sales and net income, and mild weather resulting in lower sales and net income. In addition, Diamond's business is somewhat seasonal, with the first and fourth calendar quarters traditionally its slowest periods of activity.

         Preferred Stock:

         At March 31, 2004 and December 31, 2003, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $71,148 and $69,076, respectively, which includes dividends of $36,148 and $34,076, respectively.

         Borrowings:

         Credit Facility - On March 27, 2000, Diamond entered into a revolving credit facility (the "Credit Facility"), which had an initial term of four years and provides for revolving advances of up to the lesser of:
         (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the Credit Facility) for the prior twelve months. On November 26, 2003, Diamond amended the Credit Facility, which, among other things extended the term for an additional three year period through March 27, 2007. A portion of the Credit Facility, not to exceed $10,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. Diamond had $6,141 in outstanding letters of credit at March 31, 2004. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the JP Morgan Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the JP Morgan Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level of $10,500 for the prior twelve months (the "EBITDA Covenant"), as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond was not in compliance with the EBITDA Covenant for the fiscal period ended March 31, 2004, as Diamond's EBITDA level for the prior twelve months was approximately $10.1 million. Diamond obtained a waiver as of March 31, 2004 with respect to the EBITDA Covenant, and amended the Credit Facility with respect to the EBITDA levels required to be maintained. $1,500 was outstanding under the credit facility at March 31, 2004.

         Stock Option Plan:

         In September 1998, the Board of Directors and stockholders of Diamond approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of a total of 30,000 authorized and un-issued shares of common stock. As of March 31, 2004, the Board of Directors had granted 22,175 options to key employees of Diamond with an exercise price of $20.00 per share, which approximates fair value at the date of grant. The options vest evenly over five

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (Dollars in thousands except per share amounts)

         years and may not be exercised until the earlier of (a) 90 days after Diamond's Common Stock has become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008. 500 options were granted in 2003 and no options were granted during the three months ended March 31, 2004.

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

         As allowed by SFAS No. 123, Diamond has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25, and adopted only the disclosure requirements of SFAS No. 123. Had compensation cost for Diamond's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", Diamond's net income (loss) would have been reduced to the following pro forma amounts:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
Net Income                                           2004               2003
                                                   --------           -------
As reported                                        $   (65)           $   682
Add stock-based employee compensation expense
     included in reported net income, net of tax        16                 16
Deduct total stock-based employee compensation
     expense determined under fair-value-based
     method for all rewards, net of tax                (18)               (18)
                                                   -------            -------
Pro forma                                          $   (67)           $   680
                                                   =======            =======


         The fair value of the options granted in 2003 was $2.63 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.82%, volatility of 0% and expected dividend yield of 0%.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. In December 2003, the

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (Dollars in thousands except per share amounts)

         Financial Accounting Standards Board issued a revision to FIN 46 referred to as Interpretation No. 46 (R). Among other provisions, the revision extended the adoption date of FIN 46 (R) to the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The adoption of this interpretation had no impact on Diamond's consolidated financial statements.

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

         On November 17, 2003, Diamond entered into an employment agreement with each of Kenneth Levine and Richard Rutta, pursuant to which Messrs. Levine and Rutta agreed to serve as the Co-Chairmen of Diamond at an annual salary of $320 each subject to annual review based on Diamond's and Messrs. Levine and Rutta's performance. The employment agreements provide for a term commencing on November 17, 2003 and ending on November 16, 2004. On March 15, 2004, the employment agreements were amended to reduce the annual salary for Messrs. Levine and Rutta to $52 each. In addition to their annual salary, Messrs. Levine and Rutta are eligible to receive a bonus based upon the achievement of certain criteria. The employment agreements also contain various severance, non-competition, non-solicitation provisions, non-disclosure and assignment of inventions provisions.

NOTE 4.  LEGAL PROCEEDINGS

         On May 2, 2002, Diamond filed an amended Complaint with the United States District Court, Middle District of Pennsylvania against Safelite Glass Corporation (the "Defendant"). Diamond alleges, among other things, that the Defendant's conduct as (i) an operator of national telephone call centers which takes first notice of loss calls from insureds of several of the largest automobile insurers in the United States (the "Insurers"); (ii) a provider of various claims processing services to the Insurers as a third-party administrator; and (iii) an operator of a network of retail repair and replacement facilities who perform work for the Insurers as Safelite affiliates, violated certain federal and state laws and gave rise to other legal and equitable claims against the Defendant. Diamond alleges that the Defendant engaged in various practices designed to divert customers away from Diamond to the Defendant, and that Diamond has suffered damages as a result of this conduct in an amount to be determined at trial.

         On November 1, 2002, the Defendant filed a counter claim against Diamond, alleging, among other things, that Diamond has engaged and continues to engage in publishing certain false and defamatory statements about the Defendant to automobile insurance companies that are the Defendant's clients. Defendant alleges that this alleged conduct has injured the Defendant's goodwill and business reputation with its insurance

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (Dollars in thousands except per share amounts)

         clients and in the auto glass repair and replacement industry. Among other things, the Defendant is seeking damages in an amount to be determined at trial.

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

NOTE 5.  INCOME TAXES

         As disclosed in the Company's 10-K for the year ended December 31, 2003, the Internal Revenue Service has concluded its audit of the tax periods ended December 31, 1998, 1999, and 2000. As a result of this audit, the Internal Revenue Service issued a notice of proposed adjustments on February 20, 2002, which included a disallowance of the tax-deductible goodwill resulting from Diamond's March 31, 1998 Recapitalization Transaction (as defined in Diamond's 10-K for the year ended December 31, 2003). The Internal Revenue Service has asserted that the Recapitalization Transaction did not qualify as a stock purchase, and accordingly, that the election under Internal Revenue Code Section 338(h)(10) was not valid. As a result, if the IRS position is sustained, tax-deductible goodwill would not be recognizable by Diamond.

         The proposed adjustments by the Internal Revenue Service would result in $7.6 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2003, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would be eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill. The carrying amount of these assets at December 31, 2003 was approximately $37.0 million.

         Diamond strongly believes that the Recapitalization Transaction is properly accounted for, and has appealed the Internal Revenue Service's proposed adjustment. If such appeal is ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

NOTE 6.  CONTINGENT GUARANTEED COMMITMENTS

         Diamond leases certain vehicles under operating leases having lease terms of 367 days. The leases have monthly renewal options. The vehicle lease agreement provides for terminal lease payments for guaranteed residual values reduced by actual proceeds from the vehicle sale in the event the lease is not renewed. The contingent guaranteed residual value payment commitment was $10.8 million at March 31, 2004. No amounts have been accrued related to this contingent obligation because Diamond does not believe it is probable that the payments will be required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         Diamond is a leading provider of automotive glass replacement and repair services in the United States. At March 31, 2004, Diamond operated a network of 270 automotive glass service centers, approximately 1,100 mobile installation vehicles and six distribution centers in 45 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales, net income (loss) and EBITDA for the three months ended March 31, 2004 were $53.4 million, $(0.1) million and $2.3 million, respectively.

         Weather has historically affected Diamond's sales and net income, with severe weather generating increased sales and net income and mild weather resulting in lower sales and net income. In addition, Diamond's business is somewhat seasonal, with the first and fourth quarters traditionally its slowest period of activity. Diamond believes these seasonal trends will continue for the foreseeable future.

         The price of replacement automotive glass is based in part on list prices developed by the National Auto Glass Specification ("NAGS"), an independent third party. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price changes on Diamond's financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. Effective January 1, 1999, NAGS significantly modified its published list prices in order to bring actual prices more in line with published list prices. Although NAGS has not materially modified its published list prices since January 1, 1999, NAGS has made periodic modifications to its published list prices subsequent to that date, which includes a series of price changes effective January 2003 that has resulted in a 4% to 5% decrease in overall list prices. NAGS modified its published list prices in January 2004 which resulted in moderate decreases in overall list prices.

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

         RESULTS OF OPERATIONS

         The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the three months ended March 31, 2004 and 2003.

                                                   THREE MONTHS ENDED MARCH 31,
                                                   --------------------------
                                                       2004            2003
                                                   -------------   -----------
                                                     $       %       $     %
                                                   -----  ------   ----  -----
                                                      (DOLLARS IN MILLIONS)
Net Sales .......................................   53.4    100.0    54.1   100.0
Cost of Sales ...................................   15.2     28.5    16.2    29.9
                                                    ----    -----    ----   -----
Gross Profit ....................................   38.2     71.5    37.9    70.1
Operating Expenses ..............................   36.5     68.4    34.4    63.6
                                                    ----    -----    ----   -----
Income From Operations ..........................    1.7      3.2     3.5     6.5

Interest Income .................................    0.0      0.0     0.0       -
Interest Expense ................................    2.1      3.9     2.4     4.4
                                                    ----    -----    ----   -----
                                                     2.1      3.9     2.4     4.4
                                                    ----    -----    ----   -----

(Loss) income before provision for income taxes..   (0.4)    (0.7)    1.1     2.0
Provision (Benefit) for income taxes ............   (0.3)    (0.5)    0.4     0.7
                                                    ----    -----    ----   -----
Net (loss) income ...............................   (0.1)    (0.2)    0.7     1.3
                                                    ====    =====    ====   =====

EBITDA (1) ......................................    2.3      4.3     4.3     7.9

         (1) EBITDA represents net income before interest, taxes, depreciation and amortization. EBITDA and the related ratios presented in this table are measures of Diamond's performance that are not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of Diamond's financial performance under GAAP and should not be considered an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.

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

                  EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of Diamond's results as reported under GAAP. Some of these limitations are:

                  - EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

                  - EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

                  - EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

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

                  Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to Diamond to invest in the growth of its business. Diamond compensates for these limitations by relying primarily on its GAAP results and using EBITDA only supplementally. See the Statements of Cash Flows included in our financial statements.

                  Reconciliation of EBITDA to net income follows for the periods indicated:

                                         Three Months Ended
                                              March 31,
                                       ---------------------
                                        2004         2003
                                       -------      ------
                                       (dollars in millions)
Net income (loss) ..................   $ (0.1)      $  0.7
Interest expense ...................      2.1          2.4
Depreciation and amortization ......      0.6          0.8
Provision (Benefit) for income taxes     (0.3)         0.4
                                       ------       ------
     EBITDA ........................   $  2.3       $  4.3
                                       ======       ======

         THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

                  Net Sales. Net sales for the three-month period ended March 31, 2004 decreased 1.3% to $53.4 million from $54.1 million as compared to the three-month period ended March 31, 2003. Installation units sold through March 31, 2004 increased 2.8% compared to the three-month period ended March 31, 2003. Diamond's revenue per installation unit for the three-month period ended March 31, 2004 was 4.7% below the revenue per installation unit for the three-month period ended March 31, 2003. The decrease in sales and revenue per installation unit sold was primarily due to pricing pressures experienced throughout the industry.

                  Gross Profit. Gross profit was $38.2 million for the three months ended March 31, 2004 and $37.9 million for the three months ended March 31, 2003. Gross profit increased as a percentage of sales to 71.5% for the three months ended March 31, 2004 from 70.1% for the three months ended March 31, 2003. The increase in gross profit and gross profit percentage is primarily due to decreased product costs, which is due to the continued leveraging of our purchasing power and to enhanced inventory management as a result of increased system functionality from our recently upgraded MIS platform.

                  Operating Expenses. Operating expenses increased by $2.1 million or 6.1% to $36.5 million during the three-month period ended March 31, 2004 from $34.4 million for the three-month period ended March 31, 2003. The increase in operating expenses was due to an increase in wages and wage related expenses primarily at the service center level, due to increased installation capacity, wage rate pressures and general wage increases. The increase in operating expenses was also due to an increase in advertisement and promotional expenses, and an increase in occupancy costs primarily due to normal rental rate increases. We also experienced an increase in vehicle maintenance costs and an increase in vehicle lease expense due to the continued retirement of owned vehicles that are replaced with leased vehicles, and accelerated amortization of leased vehicle lives in order to more closely align our lease obligation upon termination of the lease with expected vehicle market values.

                  Depreciation and amortization expense for the three-month period ended March 31, 2004 decreased by $0.2 million or 25.0% to $0.6 million from $0.8 for the three month period ended March 31, 2003. This was primarily due to decreases in depreciation expense for computer hardware, sales audit software, and POS software that became fully depreciated.

                  Income From Operations. Income from operations for the three months ended March 31, 2004 decreased by $1.8 million, or 51.4%, to $1.7 million from $3.5 million for the three months ended March 31, 2003. This decrease was primarily due to the increased operating costs which were partially offset by increased gross profit discussed above.

                  Interest Expense. Interest expense for the three months ended March 31, 2004 decreased $0.3 million, or 12.5%, to $2.1 million from $2.4 million for the three months ended March 31, 2003. The decrease was a direct result of the repurchase of $13.2 million face amount of senior notes during 2003.

                  Net Income. Net income for the three months ended March 31, 2004 decreased by $0.8 million to a ($0.1) million net loss from $0.7 million of net income for the three months ended March 31, 2003. Net income as a percentage of sales decreased 1.5% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease in net income and net income margin during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to the increased operating expenses which were partially offset by increased gross profit and decreased interest expense discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

                  Diamond's need for liquidity will arise primarily from the interest payable on its 9-1/4% Senior Notes (the "Notes"), its Credit Facility and the funding of Diamond's capital expenditures and working capital requirements. There are no mandatory principal payments on the Notes prior to their maturity on April 1, 2008 and, except to the extent that the amount outstanding under the Credit Facility exceeds the borrowing base, no required payments of principal on the Credit Facility prior to its expiration on March 27, 2007. As discussed in Diamond's Notes to Condensed Consolidated Financial Statements, Note 1, Diamond was not in compliance with the EBITDA Covenant as of March 31, 2004 and obtained a waiver as of March 31, 2004 with respect to the EBITDA Covenant. Diamond also amended the Credit Facility with respect to the EBITDA levels required to be maintained. Diamond may from time to time repurchase Notes in the open market.

                  Net Cash Provided by Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2004 decreased by $1.9 million to $3.1 million from $5.0 million for the three months ended March 31, 2003. The change was primarily attributable to a decrease in Diamond's earnings for the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2003.

                  Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2004 remained flat at $0.3 million compared to the three months ended March 31, 2003.

                  Net Cash Used in Financing Activities. Net cash used in financing activities for the three months ended March 31, 2004 was $1.0 million compared to $0.0 used in financing activities in the three months ended March 31, 2003. This increase is a direct result of net repayments on Credit Facility borrowings during the first quarter of 2004. Diamond had no borrowings under the Credit Facility during the first quarter of 2003, and had no outstanding Credit Facility debt as of March 31, 2003.

                  Capital Expenditures. Capital expenditures for the three months ended March 31, 2004 were $0.3 million, as compared to $0.4 million for the three months ended March 31, 2003. The decrease is due to a decrease in vehicle and software related expenditures, which were partially offset by increases in computer hardware and leasehold improvements.

                  Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements for the foreseeable future. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the Credit Facility. See " -- Notes to Condensed Consolidated Financial Statements - Note 5 - Income Tax" for a discussion of the Internal Revenue Service's proposed adjustments with respect to Diamond's tax treatment of its Recapitalization Transaction (as defined in Diamond's 10-K for the year ended December 31, 2003).

         RELATED PARTY TRANSACTIONS

                  On November 17, 2003, Diamond entered into an employment agreement with each of Kenneth Levine and Richard Rutta, pursuant to which Messrs. Levine and Rutta agreed to serve as the Co-Chairmen of Diamond at an annual salary of $320,000, subject to annual review based on Diamond's and Messrs. Levine and Rutta's performance. The employment agreements provide for a term commencing on November 17, 2003 and ending on November 16, 2004. On March 15, 2004, the employment agreements were amended to reduce the annual salary for Messrs. Levine and Rutta to $52,000. In addition to their annual salary, Messrs. Levine and Rutta are eligible to receive a bonus based upon the achievement of certain criteria. The employment agreements also contain various severance, non-competition, non-solicitation provisions, non-disclosure and assignment of inventions provisions.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Diamond has a revolving Credit Facility that provides for revolving advances of up to $25.0 million, and matures in March 2007. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the JP Morgan Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the JP Morgan Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. At March 31, 2004, Diamond had $1.5 million of outstanding borrowings under the Credit Facility.

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

                  These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. The risks and uncertainties include the effect of overall economic and business conditions, the demand for Diamond's products and services, regulatory uncertainties, the impact of competitive products and pricing, changes in customers' ordering patterns and potential system interruptions. This list should not be construed as exhaustive. Diamond's annual report on Form 10-K in respect of the fiscal year ended December 31, 2003 discusses certain of these risks and uncertainties under the caption "Factors Affecting Future Performance."

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

                                     PART II

                                OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

                  On May 2, 2002, Diamond filed an amended Complaint with the United States District Court, Middle District of Pennsylvania against Safelite Glass Corporation (the "Defendant"). Diamond alleges, among other things, that the Defendant's conduct as (i) an operator of national telephone call centers which takes first notice of loss calls from insureds of several of the largest automobile insurers in the United States (the "Insurers"); (ii) a provider of various claims processing services to the Insurers as a third-party administrator and;
         (iii) an operator of a network of retail repair and replacement facilities who perform work for the Insurers as Safelite affiliates, violated certain federal and state laws and gave rise to other legal and equitable claims against the Defendant. Diamond alleges that the Defendant engaged in various practices designed to divert customers away from Diamond to the Defendant, and that Diamond has suffered damages as a result of this conduct in an amount to be determined at trial.

                  On November 1, 2002, the Defendant filed a counter claim against Diamond, alleging, among other things, that Diamond has engaged and continues to engage in publishing certain false and defamatory statements about the Defendant to automobile insurance companies that are the Defendant's clients. Defendant alleges that this alleged conduct has injured the Defendant's goodwill and business reputation with its insurance clients and in the auto glass repair and replacement industry. Among other things, the Defendant is seeking damages in an amount to be determined at trial.

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

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------  -----------------------------------------------------------------------
10.1     Waiver and Amendment Number Eight to Financing Agreement, dated March
         27, 2000, between The CIT Business Group/Business Credit, Inc. and
         Diamond Triumph Auto Glass, Inc.

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

         (b)      REPORTS ON FORM 8-K

                  Form 8-K filed on March 31, 2004, reporting that Diamond Triumph Auto Glass, Inc. issued a press release announcing its operating and financial results for the year ended December 31, 2003.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  DIAMOND TRIUMPH AUTO GLASS, INC.

         Date: May 17, 2004       By: /s/ Michael A. Sumsky
                                      ------------------------------------------
                                      Name:  Michael A. Sumsky
                                      Title: President,
                                             Chief Financial Officer and General
                                             Counsel (Principal Financial and
                                             Chief Accounting Officer)