Form 10-Q
period 2004-06-30
DIAMOND TRIUMPH AUTO GLASS INC
filed 2004-08-16
CIK 1109531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

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

      As of August 16, 2004, there were 1,011,366 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX

                                                                                          Page No.
                                                                                          --------
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                      June 30, 2004 (unaudited) and December 31, 2003 ....................    3

                  Condensed Consolidated Statements of Operations (unaudited) -
                      Three Months Ended June 30, 2004 and 2003 ..........................    4

                  Condensed Consolidated Statements of Operations (unaudited) -
                      Six Months Ended June 30, 2004 and 2003 ............................    5

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                      Six Months Ended June 30, 2004 and 2003 ............................    6

                  Notes to Unaudited Condensed Consolidated Financial Statements .........    7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................................   11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk ............................................................   16

         Item 4.  Controls and Procedures ................................................   17

Part II. Other Information

         Item 1.  Legal Proceedings ......................................................   18

         Item 6.  Exhibits and Reports on Form 8-K .......................................   19

         Signature .......................................................................   20

                                    PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands except per share amounts)

                                                                                 June 30, 200    December 31, 2003
                                                                                 ------------    -----------------
                                                                                 (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                         $   1,841         $      35
 Accounts receivable, net                                                             12,712            10,353
 Other receivables                                                                       392               402
 Inventories                                                                          11,869            13,493
 Prepaid expenses                                                                      1,550             1,783
 Deferred income taxes                                                                 2,355             3,038
                                                                                   ---------         ---------
Total current assets                                                                  30,719            29,104
                                                                                   ---------         ---------
Equipment and leasehold improvements, net                                              5,689             6,547
Deferred loan costs and senior notes discount, net                                     2,366             2,706
Deferred income taxes                                                                 35,317            36,473
Other assets                                                                             493               502
                                                                                   ---------         ---------
Total assets                                                                       $  74,584         $  75,332
                                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                                                  $  11,550         $  12,492
 Accrued expenses:
 Payroll and related items                                                             5,606             4,341
 Accrued interest                                                                      1,852             1,859
 Accrued income taxes                                                                    461               461
 Other                                                                                 2,148             1,141
                                                                                   ---------         ---------
 Total accrued expenses                                                               10,067             7,802
                                                                                   ---------         ---------
Total current liabilities                                                             21,617            20,294
                                                                                   ---------         ---------
Long-term debt:
 Senior notes                                                                         79,758            79,758
 Credit facility                                                                          --             2,500
                                                                                   ---------         ---------
Total long-term debt                                                                  79,758            82,258
                                                                                   ---------         ---------
 Total liabilities                                                                   101,375           102,552
                                                                                   ---------         ---------
Series A 12% senior redeemable cumulative preferred stock - par value
 $0.01 per share; authorized 100,000 shares; issued and outstanding
 35,000 shares in 2004 and 2003, at liquidation preference value                      73,282            69,076
                                                                                   ---------         ---------
Stockholders' equity (deficit):
Common stock, 2004 and 2003 par value $0.01 per share; authorized
 1,100,000 shares; issued and outstanding 1,026,366 shares in 2004 and 2003               10                10
Additional paid-in capital                                                            23,037            27,244
Deferred compensation                                                                   (202)             (255)
Retained earnings (accumulated deficit)                                             (122,618)         (122,995)
Common stock in treasury, at cost, 15,000 shares in 2004 and 2003                       (300)             (300)
                                                                                   ---------         ---------
 Total stockholders' equity (deficit)                                               (100,073)          (96,296)
                                                                                   ---------         ---------
Total liabilities and stockholders' equity (deficit)                               $  74,584         $  75,332
                                                                                   =========         =========

            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)


                                         Three Months Ended   Three Months Ended
                                            June 30, 2004       June 30, 2003
                                         ------------------   ------------------
Net sales                                     $ 56,930            $ 59,790
Cost of sales                                   16,281              18,536
                                              --------            --------
Gross profit                                    40,649              41,254
Operating expenses                              35,988              36,492
                                              --------            --------
Income from operations                           4,661               4,762
Other (income) expense:
 Interest income                                    --                  (6)
 Interest expense                                2,060               1,180
                                              --------            --------
                                                 2,060               1,174
                                              --------            --------
Income before provision for income taxes         2,601               3,588
Provision for income taxes                       2,158               1,399
                                              --------            --------
Net Income                                         443               2,189
Preferred stock dividends                        2,135               1,896
                                              --------            --------
Net (loss) income applicable to common
  stockholders                                $ (1,692)           $    293
                                              ========            ========

            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)


                                           Six Months Ended   Six Months Ended
                                             June 30, 2004     June 30, 2003
                                           ----------------   ----------------
Net sales                                      $ 110,306         $ 113,923
Cost of sales                                     31,467            34,773
                                               ---------         ---------
Gross profit                                      78,839            79,150

Operating expenses                                72,474            70,887
                                               ---------         ---------
Income from operations                             6,365             8,263

Other (income) expense:
 Interest income                                      --               (21)
 Interest expense                                  4,149             3,578
                                               ---------         ---------
                                                   4,149             3,557
                                               ---------         ---------
Income before provision for income taxes           2,216             4,706

Provision for income taxes                         1,839             1,835
                                               ---------         ---------
Net income                                           377             2,871

Preferred stock dividends                          4,207             3,737
                                               ---------         ---------
Net loss applicable to common stockholders     $  (3,830)        $    (866)
                                               =========         =========

            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                    Six Months Ended   Six Months Ended
                                                     June 30, 2004      June 30, 2003
                                                    ----------------   ----------------
OPERATING ACTIVITIES
 Net cash provided by operating activities             $  4,625           $  5,624
                                                       --------           --------

INVESTING ACTIVITIES
 Capital expenditures                                      (414)              (711)
 Proceeds from sale of equipment                             86                 45
 Decrease in other assets                                     9                 41
                                                       --------           --------
Net cash used in investing activities                      (319)              (625)
                                                       --------           --------

FINANCING ACTIVITIES
 Payment for redemption of senior notes                      --             (9,544)
 Net Proceeds from credit facility                       17,250              6,000
 Payments on credit facility                            (19,750)            (3,500)
                                                       --------           --------
Net cash used in financing activities                    (2,500)            (7,044)
                                                       --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,806             (2,045)

Cash and cash equivalents, beginning of period               35              2,094
                                                       --------           --------
Cash and cash equivalents, end of period               $  1,841           $     49
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

      Preferred Stock:

      At June 30, 2004 and December 31, 2003, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $73,282 and $69,076, respectively, which includes dividends of $38,282 and $34,076, respectively.

      Borrowings:

      Credit Facility - On March 27, 2000, Diamond entered into a revolving credit facility (the "Credit Facility"), which had an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the Credit Facility) for the prior twelve months. On November 26, 2003, Diamond amended the Credit Facility, which, among other things extended the term for an additional three year period through March 27, 2007. A portion of the Credit Facility, not to exceed $10,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. Diamond had $6,141 in outstanding letters of credit at June 30, 2004. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the JP Morgan Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the JP Morgan Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level as of June 30, 2004 of $8,500 for the prior twelve months (the "EBITDA Covenant"), as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond was in compliance with the EBITDA Covenant for the fiscal period ended June 30, 2004. Diamond had no outstanding balance under the Credit Facility at June 30, 2004.

      Stock Option Plan:

      In September 1998, the Board of Directors and stockholders of Diamond approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of a total of 30,000 authorized and un-issued shares of common stock. As of June 30, 2004, the

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (Dollars in thousands except per share amounts)

      Board of Directors had granted 22,175 options to key employees of Diamond with an exercise price of $20.00 per share, which approximates fair value at the date of grant. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after Diamond's Common Stock has become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008. 500 options were granted in July 2003 and no options were granted during the six months ended June 30, 2004.

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

                                                        SIX MONTHS ENDED JUNE 30,       THREE MONTHS ENDED JUNE 30,
                                                        -------------------------       ---------------------------
Net Income                                                2004            2003             2004             2003
                                                        ---------       ---------       ----------        ---------
 As reported                                            $   377          $ 2,871          $   443          $ 2,189
 Add stock-based employee compensation expense
 included in reported net income, net of tax                  9               32                4               16
 Deduct total stock-based employee compensation
 expense determined under fair-value-based
 method for all rewards, net of tax                         (10)             (37)              (5)             (19)
                                                        -------          -------          -------          -------
 Pro forma                                              $   376          $ 2,866          $   442          $ 2,186
                                                        =======          =======          =======          =======




      The fair value of the options granted in 2003 was $2.63 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.82%, volatility of 0% and expected dividend yield of 0%.

NOTE  2. RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. In December 2003, the

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 (Dollars in thousands except per share amounts)


      Financial Accounting Standards Board issued a revision to FIN 46 referred to as Interpretation No. 46(R). Among other provisions, the revision extended the adoption date of FIN 46(R) to the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The adoption of this interpretation had no impact on Diamond's consolidated financial statements.

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

      Diamond is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Diamond's financial condition, results of operations or financial position. No amounts have been recorded in the consolidated financial statements for any of these legal actions.

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

NOTE  6. CONTINGENT GUARANTEED COMMITMENTS

      Diamond leases certain vehicles under operating leases having lease terms of 367 days. The leases have monthly renewal options. The vehicle lease agreement provides for terminal lease payments for guaranteed residual values reduced by actual proceeds from the vehicle sale in the event the lease is not renewed. The contingent guaranteed residual value payment commitment was $11.5 million at June 30, 2004. No amounts have been accrued related to this contingent obligation because Diamond does not believe it is probable that the payments will be required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      Diamond is a leading provider of automotive glass replacement and repair services in the United States. At June 30, 2004, Diamond operated a network of 257 automotive glass service centers, approximately 1,100 mobile installation vehicles and six distribution centers in 45 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales, net income and EBITDA for the six months ended June 30, 2004 were $110.3 million, $0.4 million and $7.5 million, respectively. Sales, net income and EBITDA for the three months ended June 30, 2004 were $56.9 million, $0.4 million and $5.2 million, respectively.

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

      The price of replacement automotive glass is based in part on list prices developed by the National Auto Glass Specification ("NAGS"), an independent third party. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price changes on Diamond's financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. Effective January 1, 1999, NAGS significantly modified its published list prices in order to bring actual prices more in line with published list prices. Although NAGS has not materially modified its published list prices since January 1, 1999, NAGS has made periodic modifications to its published list prices subsequent to that date, including a series of price changes effective January 2003 that resulted in a 4% to 5% decrease in overall list prices. NAGS modified its published list prices in January 2004 which resulted in moderate decreases in overall list prices.

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

RESULTS OF OPERATIONS

The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the six and three months ended June 30, 2004 and 2003.

                                                           SIX MONTHS ENDED JUNE 30,            THREE MONTHS ENDED JUNE 30,
                                                     -----------------------------------     ---------------------------------
                                                          2004                2003                2004               2003
                                                     -------------      ----------------     --------------      -------------
                                                       $         %        $          %         $        %         $         %
                                                     -----    -----     -----      -----     -----    -----     -----    -----
                                                              (DOLLARS IN MILLIONS)                 (DOLLARS IN MILLIONS)
Net Sales .......................................    110.3    100.0     113.9      100.0      56.9    100.0      59.8    100.0
Cost of Sales ...................................     31.5     28.6      34.7       30.5      16.3     28.6      18.5     30.9
                                                     -----    -----     -----      -----     -----    -----     -----    -----
Gross Profit ....................................     78.8     71.4      79.2       69.5      40.6     71.4      41.3     69.1
Operating Expenses ..............................     72.5     65.7      70.9       62.2      35.9     63.1      36.5     61.0
                                                     -----    -----     -----      -----     -----    -----     -----    -----
Income From Operations ..........................      6.3      5.7       8.3        7.3       4.7      8.3       4.8      8.0
Interest Income .................................      0.0      0.0       0.0        0.0       0.0      0.0       0.0      0.0
Interest Expense ................................      4.1      3.7       3.6        3.2       2.1      3.7       1.2      2.0
                                                     -----    -----     -----      -----     -----    -----     -----    -----
                                                       4.1      3.7       3.6        3.2       2.1      3.7       1.2      2.0
                                                     -----    -----     -----      -----     -----    -----     -----    -----
(Loss) income before provision for income taxes .      2.2      2.0       4.7        4.1       2.6      4.6       3.6      6.0
Provision for income taxes ......................      1.8      1.6       1.8        1.6       2.2      3.9       1.4      2.3
                                                     -----    -----     -----      -----     -----    -----     -----    -----
Net (loss) income ...............................      0.4      0.4       2.9        2.5       0.4      0.7       2.2      3.7
                                                     =====    =====     =====      =====     =====    =====     =====    =====
EBITDA (1) ......................................      7.5      6.8       9.7        8.5       5.2      9.1       5.4      9.0

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

      Reconciliation of EBITDA to net income follows for the periods indicated:

                                                Six Months Ended     Three Months Ended
                                                   June 30,              June 30,
                                                 --------------       ----------------
                                                 2004      2003       2004        2003
                                                 ----      ----       ----        ----
                                           (dollars in millions)    (dollars in millions)
      Net income...........................      $0.4     $2.9        $0.4        $2.2
      Interest expense.....................       4.1      3.6         2.1         1.2
      Depreciation and amortization........       1.2      1.4          .5          .6
      Provision for income taxes...........       1.8      1.8         2.2         1.4
                                                 ----     ----        ----        ----
           EBITDA..........................      $7.5     $9.7        $5.2        $5.4
                                                 ====     ====        ====        ====

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

            Net Sales. Net sales for the six-month period ended June 30, 2004 decreased 3.2% to $110.3 million from $113.9 million as compared to the six-month period ended June 30, 2003. Installation units sold through June 30, 2004 decreased 0.6% compared to the six-month period ended June 30, 2003. Diamond's revenue per installation unit for the six-month period ended June 30, 2004 was 3.1% below the revenue per installation unit for the six-month period ended June 30, 2003. The decrease in sales and revenue per installation unit sold was primarily due to pricing pressures experienced throughout the industry.

            Gross Profit. Gross profit was $78.8 million for the six months ended June 30, 2004 and $79.1 million for the six months ended June 30, 2003. Gross profit increased as a percentage of sales to 71.5% for the six months ended June 30, 2004 from 69.5% for the six months ended June 30, 2003. The decrease in gross profit is due to a decrease in average revenue per installation unit. The increase in gross profit percentage is primarily due to decreased product costs, which is due to the continued leveraging of Diamond's purchasing power and to enhanced inventory management as a result of increased system functionality from our recently upgraded MIS platform.

            Operating Expenses. Operating expenses increased by $1.6 million or 2.3% to $72.5 million during the six-month period ended June 30, 2004 from $70.9 million for the six-month period ended June 30, 2003. The increase in operating expenses was due to an increase in wages and wage related expenses primarily at the service center level, due to increased installation capacity, wage rate pressures and general wage increases. The increase in operating expenses was also due to an increase in occupancy costs primarily due to normal rental rate increases and an increase in vehicle fuel costs due to rising prices. We also experienced an increase in vehicle lease expense due to the continued retirement of owned vehicles that are replaced with leased vehicles, and accelerated amortization of leased vehicle lives in order to more closely align our lease obligation upon termination of the lease with expected vehicle market values. These increases were partially offset by a decrease in vehicle maintenance expense, which is partially the result of continued efforts in our fleet management to more aggressively recycle leased vehicles out of the fleet on an earlier basis and attempt to reduce significant repair expenditures related to those vehicles.

            Depreciation and amortization expense for the six-month period ended June 30, 2004 decreased by $0.2 million or 14.3% to $1.2 million from $1.4 for the six-month period ended June, 2003. This was primarily due to decreases in depreciation expense for computer hardware, sales audit software, and POS software that became fully depreciated.

            Income From Operations. Income from operations for the six months ended June 30, 2004 decreased by $1.9 million, or 22.9%, to $6.4 million from $8.3 million for the six months ended June 30, 2003. This decrease was primarily due to the increased operating costs which were partially offset by increased gross profit discussed above.

            Interest Expense. Interest expense for the six months ended June 30, 2004 increased $0.5 million, or 13.9%, to $4.1 million from $3.6 million for the six months ended June 30, 2003. The increase in interest expense is primarily due to the recording of a net gain of $1.1 million from the repurchase of senior notes during the six months ended June 30, 2003, which reduced interest expense for that period. There was no similar repurchase activity during the six months ended June 30, 2004. The increase for the six months ended June 30, 2004 was partially offset by decreased interest expense as a direct result of the repurchase of $13.2 million face amount of senior notes during 2003.

            Net Income. Net income for the six months ended June 30, 2004 decreased by $2.5 million to $0.4 million of net income from $2.9 million of net income for the six months ended June 30, 2003. Net income as a percentage of sales decreased 2.1% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease in net income and net income margin during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to the increased operating expenses discussed above, and also due to recording a net gain of $1.1 million in 2003 from the repurchase of senior notes discussed above.

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

            Net Sales. Net sales for the three-month period ended June 30, 2004 decreased 4.8% to $56.9 million from $59.8 million as compared to the three-month period ended June 30, 2003. Installation units sold for the three months ended June 30, 2004 decreased 3.7% compared to the three months ended June 30, 2003. Diamond's revenue per installation unit for the three-month period ended June 30, 2004 was 1.6% below the revenue per installation unit for the three-month period ended June 30, 2003. The decrease in installation units sold is primarily due to weaker industry demand. The decrease in revenue per installation unit sold is primarily due to pricing pressures experienced throughout the industry. The decrease in sales is due to the decreases in installation units sold and revenue per installation unit.

            Gross Profit. Gross profit was $40.6 million for the three months ended June 30, 2004 and $41.3 million for the three months ended June 30, 2003. Gross profit increased as a percentage of sales to 71.4% for the three months ended June 30, 2004 from 69.1% for the three months ended June 30, 2003. The decrease in gross profit is due to a decrease in average revenue per installation unit. The increase in gross profit percentage is primarily due to decreased product costs, which is due to the continued leveraging of our purchasing power and to enhanced inventory management as a result of increased system functionality from our recently upgraded MIS platform.

            Operating Expenses. Operating expenses decreased by $0.6 million or 1.6% to $35.9 million during the three-month period ended June 30, 2004 from $36.5 million for the three-month period ended June 30, 2003. The decrease in operating expenses is due to a decrease in vehicle maintenance expense, which is partially the result of continued efforts in our fleet management to more aggressively recycle leased vehicles out of the fleet on an earlier basis in an attempt to significantly reduce repair expenditures related to those vehicles. The decrease in operating expense is also due to decreases in advertising and promotional, and shop maintenance expenses. These decreases were partially offset by an increase in operating expenses due to an increase in wages and wage related expenses primarily at the service center level, due to increased installation capacity, wage rate pressures and general wage increases. We experienced an increase in occupancy costs primarily due to normal rental rate increases and an increase in vehicle fuel costs due to rising prices. We also experienced an increase in vehicle lease expense due to the continued retirement of owned vehicles that are replaced with leased vehicles, and accelerated amortization of leased vehicle lives in order to more closely align our lease obligation upon termination of the lease with expected vehicle market values.

            Depreciation and amortization expense for the three-month period ended June 30, 2004 decreased by $0.1 million or 16.7% to $0.5 million from $0.6 million for the three-month period ended June 30, 2003. This was primarily due to decreases in depreciation expense for computer hardware, sales audit software, and POS software that became fully depreciated.

            Income From Operations. Income from operations for the three months ended June 30, 2004 decreased by $.1 million, or 2.1%, to $4.7 million from $4.8 million for the three months ended June 30, 2003. This decrease was primarily due to the decreased gross profit discussed above, which was partially offset by decreased operating expenses.

            Interest Expense. Interest expense for the three months ended June 30, 2004 increased $0.9 million, or 75.0%, to $2.1 million from $1.2 million for the three months ended June 30, 2003. The increase in interest expense is primarily due to the recording of a net gain of $1.1 million from the repurchase of senior notes during the three months ended June 30, 2003, thereby reducing interest expense for that period. There was no similar repurchase activity during the three months ended June 30, 2004. This increase was partially offset by decreased interest expense as a direct result of the repurchase of $13.2 million face amount of senior notes during 2003.

            Net Income. Net income for the three months ended June 30, 2004 decreased by $1.8 million to $0.4 million net income from $2.2 million of net income for the three months ended June 30, 2003. Net income as a percentage of sales decreased 2.9% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease in net income and net income margin during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to recording the net gain of $1.1 million from the repurchase of senior notes discussed above.

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

            Net Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2004 decreased by $1.0 million to $4.6 million from $5.6 million for the six months ended June 30, 2003. The decrease was primarily due to a decrease in Diamond's net income for the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003, as discussed above, which was partially offset by a decrease in inventory due to enhanced inventory management as a result of increased system functionality from our recently upgraded MIS platform.

            Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2004 decreased $0.3 million to $0.3 million from $0.6 million for the six months ended June 30, 2003. The decrease is primarily due to a decrease in capital expenditures.

            Net Cash Used in Financing Activities. Net cash used in financing activities for the six months ended June 30, 2004 was $2.5 million compared to $7.0 million used in financing activities for the six months ended June 30, 2003. The decrease is due to $9.5 million of payments for repurchase of senior notes during the six months ended June 30, 2003. There were no similar transactions during the six months ended June 30, 2004. This decrease was partially offset by a decrease in net borrowings during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

            Capital Expenditures. Capital expenditures for the six months ended June 30, 2004 were $0.4 million, as compared to $0.7 million for the six months ended June 30, 2003. The decrease is due to a decrease in vehicle and software related expenditures, which were partially offset by increases in computer hardware and leasehold improvements.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Diamond has a revolving Credit Facility that provides for revolving advances of up to $25.0 million, and matures in March 2007. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the JP Morgan Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the JP Morgan Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. At June 30, 2004, Diamond had no outstanding borrowings under the Credit Facility.

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

      Diamond is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Diamond's financial condition, results of operations or liquidity. No amounts have been recorded in the consolidated financial statements for any of these legal actions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      EXHIBIT
      NUMBER                       DESCRIPTION
      ------                       -----------
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

(B)   REPORTS ON FORM 8-K

      Form 8-K filed on May 17, 2004, reporting that Diamond Triumph Auto Glass, Inc. issued a press release announcing its operating and financial results for the quarter ended March 31, 2004.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                DIAMOND TRIUMPH AUTO GLASS, INC.


Date: August 16, 2004           By:  /s/  Michael A. Sumsky
                                    ----------------------------------------
                                    Name:  Michael A. Sumsky
                                    Title: President,
                                           Chief Financial Officer and
                                           General Counsel (Principal Financial
                                           and Chief Accounting Officer)