Form 10-Q
period 2004-09-30
DIAMOND TRIUMPH AUTO GLASS INC
filed 2004-11-15
CIK 1109531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004

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

      As of November 15, 2004, there were 1,011,366 shares outstanding of Diamond's Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond's Series A 12% Senior Cumulative Preferred Stock ($.01 par value).

                        DIAMOND TRIUMPH AUTO GLASS, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                                                Page No.
                                                                                                --------
Part I.     Financial Information

            Item 1.     Consolidated Financial Statements

                        Condensed Consolidated Balance Sheets -
                                September 30, 2004 (unaudited) and December 31, 2003........     3

                        Condensed Consolidated Statements of Operations (unaudited) -
                                Three Months Ended September 30, 2004 and 2003..............     4

                        Condensed Consolidated Statements of Operations (unaudited) -
                                Nine Months Ended September 30, 2004 and 2003...............     5

                        Condensed Consolidated Statements of Cash Flows (unaudited) -
                                Nine Months Ended September 30, 2004 and 2003...............     6

                        Notes to Unaudited Condensed Consolidated Financial Statements......     7

            Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.................................    11

            Item 3.     Quantitative and Qualitative Disclosures about
                        Market Risk.........................................................    17

            Item 4.     Controls and Procedures.............................................    18

Part II.  Other Information

            Item 1.     Legal Proceedings...................................................    19

            Item 6.     Exhibits and Reports on Form 8-K....................................    20

                        Signature...........................................................    21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands except per share amounts)

                                                                                September 30, 2004    December 31, 2003
                                                                                ------------------    ------------------
                                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                         $   3,832             $      35
  Accounts receivable, net                                                             11,663                10,353
  Other receivables                                                                       463                   402
  Inventories                                                                          12,339                13,493
  Prepaid expenses                                                                      1,783                 1,783
  Deferred income taxes                                                                 3,038                 3,038
                                                                                    ---------             ---------
Total current assets                                                                   33,118                29,104
                                                                                    ---------             ---------

Equipment and leasehold improvements, net                                               5,350                 6,547

Deferred loan costs and senior notes discount, net                                      2,209                 2,706
Deferred income taxes                                                                  36,473                36,473
Other assets                                                                              528                   502

                                                                                    ---------             ---------
Total assets                                                                        $  77,678             $  75,332
                                                                                    =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                  $  12,044             $  12,492
  Accrued expenses:
     Payroll and related items                                                          4,287                 4,341
     Accrued interest                                                                   3,700                 1,859
     Accrued income taxes                                                                 461                   461
     Other                                                                              2,014                 1,141
                                                                                    ---------             ---------
 Total accrued expenses                                                                10,462                 7,802
                                                                                    ---------             ---------

Total current liabilities                                                              22,506                20,294
                                                                                    ---------             ---------

Long-term debt:
  Senior notes                                                                         79,758                79,758
  Credit facility                                                                           -                 2,500
                                                                                    ---------             ---------
Total long-term debt                                                                   79,758                82,258
                                                                                    ---------             ---------

   Total liabilities                                                                  102,264               102,552
                                                                                    ---------             ---------

Series A 12% senior redeemable cumulative preferred stock - par value $0.01 per share; authorized 100,000 shares; issued and outstanding
     35,000 shares in 2004 and 2003, at liquidation preference value                   75,481                69,076
                                                                                    ---------             ---------
Stockholders' equity (deficit):
Common stock, 2004 and 2003 par value $0.01 per share; authorized
     1,100,000 shares; issued and outstanding 1,026,366 shares in 2004 and 2003            10                    10
Additional paid-in capital                                                             20,839                27,244
Deferred compensation                                                                    (176)                 (255)
Retained earnings (accumulated deficit)                                              (120,440)             (122,995)
Common stock in treasury, at cost, 15,000 shares in 2004 and 2003                        (300)                 (300)
                                                                                    ---------             ---------
   Total stockholders' equity (deficit)                                              (100,067)              (96,296)

                                                                                    ---------             ---------
Total liabilities and stockholders' equity (deficit)                                $  77,678             $  75,332
                                                                                    =========             =========

            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                          Three Months Ended     Three Months Ended
                                          September 30, 2004     September 30, 2003
                                          ------------------     ------------------
Net sales                                       $ 53,546             $ 57,090
Cost of sales                                     15,179               17,509
                                                --------             --------
Gross profit                                      38,367               39,581

Operating expenses                                35,997               37,117
                                                --------             --------

Income from operations                             2,370                2,464

Other (income) expense:
     Interest income                                  (5)                   0
     Interest expense                              2,034                2,037
                                                --------             --------
                                                   2,029                2,037
                                                --------             --------

Income before provision for income taxes             341                  427

Provision (benefit) for income taxes              (1,839)                 167
                                                --------             --------

Net Income                                         2,180                  260

Preferred stock dividends                          2,198                1,954
                                                --------             --------

Net loss applicable to common stockholders      ($    18)            ($ 1,694)
                                                ========             ========

            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                          Nine Months Ended      Nine Months Ended
                                          September 30, 2004     September 30, 2003
                                          ------------------     ------------------
Net sales                                    $ 163,852               $ 171,013
Cost of sales                                   46,648                  52,282
                                             ---------               ---------
Gross profit                                   117,204                 118,731

Operating expenses                             108,470                 108,004
                                             ---------               ---------

Income from operations                           8,734                  10,727

Other (income) expense:
     Interest income                                (5)                    (21)
     Interest expense                            6,183                   5,615
                                             ---------               ---------
                                                 6,178                   5,594
                                             ---------               ---------

Income before provision for income taxes         2,556                   5,133

Provision for income taxes                           0                   2,002

                                             ---------               ---------
Net income                                       2,556                   3,131

Preferred stock dividends                        6,405                   5,691

                                             ---------               ---------
Net loss applicable to common stockholders   ($  3,849)              ($  2,560)
                                             =========               =========

            See notes to condensed consolidated financial statements

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 (Dollars in Thousands except per share amounts)

                                                       Nine Months Ended        Nine Months Ended
                                                       September 30, 2004       September 30, 2003
                                                       ------------------       ------------------
OPERATING ACTIVITIES
    Net cash provided by operating activities              $  6,845                   $ 12,099
                                                           --------                   --------
INVESTING ACTIVITIES
    Capital expenditures                                       (642)                      (981)
    Proceeds from sale of equipment                             120                         60
    Decrease in other assets                                    (26)                        78
                                                           --------                   --------
Net cash used in investing activities                          (548)                      (843)
                                                           --------                   --------
FINANCING ACTIVITIES
    Payment for redemption of senior notes                        -                    (11,590)
    Net Proceeds from credit facility                        17,250                      6,000
    Payments on credit facility                             (19,750)                    (6,000)
                                                           --------                   --------
Net cash used in financing activities                        (2,500)                   (11,590)
                                                           --------                   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,797                       (334)

Cash and cash equivalents, beginning of period                   35                      2,094
                                                           --------                   --------
Cash and cash equivalents, end of period                   $  3,832                   $  1,760
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

      Preferred Stock:

      At September 30, 2004 and December 31, 2003, the liquidation value of the Preferred Stock recorded on Diamond's Balance Sheet was $75,481 and $69,076, respectively, which includes dividends of $40,481 and $34,076, respectively.

      Borrowings:

      Credit Facility - On March 27, 2000, Diamond entered into a revolving credit facility (the "Credit Facility"), which had an initial term of four years and provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond's EBITDA (as defined in the Credit Facility) for the prior twelve months. On November 26, 2003, Diamond amended the Credit Facility, which, among other things extended the term for an additional three year period through March 27, 2007. A portion of the Credit Facility, not to exceed $10,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. Diamond had $6,141 in outstanding letters of credit at September 30, 2004. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the JP Morgan Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the JP Morgan Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of Diamond's tangible and intangible assets. In addition, the Credit Facility contains certain restrictive covenants including, among other things, the maintenance of a minimum EBITDA level as of September 30, 2004 of $10,500 for the prior twelve months (the "EBITDA Covenant"), as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond was not in compliance with the EBITDA Covenant for the fiscal period ended September 30, 2004, as Diamond's EBITDA level for the prior twelve months was approximately $9.6 million. Diamond obtained a waiver as of September 30, 2004 with respect to the EBITDA Covenant, and amended the Credit Facility with respect to the EBITDA levels required to be maintained through December 31, 2004. Diamond had no outstanding balance under the Credit Facility at September 30, 2004.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 (Dollars in thousands except per share amounts)

      Stock Option Plan:

      In September 1998, the Board of Directors and stockholders of Diamond approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of a total of 30,000 authorized and un-issued shares of common stock. As of September 30, 2004, the Board of Directors had granted 22,175 options to key employees of Diamond with an exercise price of $20.00 per share, which approximated fair value at the date of grant. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after Diamond's Common Stock has become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008. 500 options were granted in July 2003 and no options were granted during the nine months ended September 30, 2004.

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

                                                       NINE MONTHS ENDED SEPTEMBER 30,     THREE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------     --------------------------------
                                                           2004           2003                   2004             2003
                                                       -----------      ---------          -------------         ---------
Net Income
   As reported                                            $  2,556      $   3,131              $   2,180         $   260
   Add stock-based employee compensation expense
        included in reported net income, net of tax             13             48                      4              16
   Deduct total stock-based employee compensation
        expense determined under fair-value-based
        method for all rewards, net of tax                     (16)           (55)                    (4)            (18)
                                                          --------      ---------              ---------         -------
   Pro forma                                              $  2,553      $   3,124              $   2,180         $   258
                                                          --------      ---------              ---------         -------

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2002, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. In December 2003, the Financial Accounting Standards Board issued a revision to FIN 46 referred to as Interpretation No. 46
      (R). Among other provisions, the revision extended the adoption date of FIN 46 (R) to the first quarter of 2004 for variable interest entities created prior to February 1, 2003. The adoption of this interpretation had no impact on Diamond's consolidated financial statements.

NOTE 3. EXECUTIVE COMPENSATION

      On June 1, 2002 (the "Grant Date"), Norman Harris (the "Executive") and Diamond entered into a Restricted Stock Agreement (the "Agreement") pursuant to which the Executive purchased from Diamond 26,366 shares (the "Restricted Shares") of Diamond's common stock, par value $0.01 per share, for nominal consideration. The Agreement generally restricts the sale or transferability of shares of Common Stock held by the Executive before the Restrictions (as defined in the Agreement) have lapsed. The Executive has all rights and privileges of a stockholder with respect to the Restricted Shares, including voting rights and the right to receive dividends paid with respect to the Restricted Shares. Generally, the Restricted Shares vest and the Restrictions lapse: (i) with respect to 20% of the Restricted Shares on the Grant Date; and (ii) with respect to 20% of the Restricted Shares on each subsequent anniversary of the Grant Date until the Restricted Shares are fully vested. Compensation expense, unearned restricted stock compensation, and proceeds from common stock issued have been recognized based on the vesting periods and an estimated fair market value of $20 per share at the time of the Agreement.

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

NOTE 6. CONTINGENT GUARANTEED COMMITMENTS

      Diamond leases certain vehicles under operating leases having lease terms of 367 days. The leases have monthly renewal options. The vehicle lease agreement provides for terminal lease payments for guaranteed residual values reduced by actual proceeds from the vehicle sale in the event the lease is not renewed. The contingent guaranteed residual value payment commitment was $11.4 million at September 30, 2004. No amounts have been accrued related to this contingent obligation because Diamond does not believe it is probable that the payments will be required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      Diamond is a leading provider of automotive glass replacement and repair services in the United States. At September 30, 2004, Diamond operated a network of 251 automotive glass service centers, approximately 1,100 mobile installation vehicles and six distribution centers in 45 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales, net income and EBITDA for the nine months ended September 30, 2004 were $163.9 million, $2.5 million and $10.4 million, respectively. Sales, net income and EBITDA for the three months ended September 30, 2004 were $53.5 million, $2.2 million and $2.9 million, respectively.

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

      RESULTS OF OPERATIONS

      The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the nine and three months ended September 30, 2004 and 2003.

                                               NINE MONTHS ENDED SEPTEMBER 30,       THREE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------    ----------------------------------
                                                  2004                2003              2004               2003
                                             ---------------    ----------------    -------------     ----------------
                                               $         %        $          %        $       %        $           %
                                             -----     -----    -----      -----    -----   -----     ----       -----
                                                    (DOLLARS IN MILLIONS)                  (DOLLARS IN MILLIONS)
Net Sales................................    163.9     100.0    171.0      100.0     53.6   100.0     57.1       100.0
Cost of Sales............................     46.7      28.5     52.3       30.6     15.2    28.4     17.5        30.6
                                             -----     -----    -----      -----    -----   -----     ----       -----
Gross Profit.............................    117.2      71.5    118.7       69.4     38.4    71.6     39.6        69.4
Operating Expenses.......................    108.5      66.2    108.0       63.2     36.0    67.2     37.1        65.0
                                             -----     -----    -----      -----    -----   -----     ----       -----
Income From Operations...................      8.7       5.3     10.7        6.3      2.4     4.5      2.5         4.4

Interest Income..........................     (0.0)     (0.0)     0.0        0.0     (0.0)   (0.0)     0.0         0.0
Interest Expense.........................      6.2       3.8      5.6        3.3      2.0     3.7      2.0         3.5
                                             -----     -----    -----      -----    -----   -----     ----       -----
                                               6.2       3.8      5.6        3.3      2.0     3.7      2.0         3.5
                                             -----     -----    -----      -----    -----   -----     ----       -----

Income before provision for income taxes.      2.5       1.5      5.1        3.0      0.4     0.7      0.5         0.9
Provision (benefit) for income taxes.....        -         -      2.0        1.2     (1.8)   (3.4)     0.2         0.4
                                             -----     -----    -----      -----    -----   -----     ----       -----
Net income...............................      2.5       1.5      3.1        1.8      2.2     4.1      0.3         0.5
                                             =====     =====    =====      =====    =====   =====     ====       =====

EBITDA (1)                                    10.4       6.3     12.8        7.5      2.9     5.4      3.1         5.4

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

            Reconciliation of EBITDA to net income follows for the periods indicated:

                                           Nine Months Ended       Three Months Ended
                                              September 30,           September 30,
                                         ---------------------   ----------------------
                                          2004        2003         2004         2003
                                         ------     ----------   -------      ---------
                                         (dollars in millions)   (dollars in millions)
Net income.....................          $  2.5     $   3.1      $   2.2      $    .3
Interest expense...............             6.2         5.6          2.0          2.0
Depreciation and amortization..             1.7         2.1           .5           .6
Provision for income taxes.....               0         2.0         (1.8)          .2
                                         ------     -------      -------      -------
     EBITDA....................          $ 10.4     $  12.8      $   2.9      $   3.1
                                         ======     =======      =======      =======

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

                  Net Sales. Net sales for the nine-month period ended September 30, 2004 decreased 4.2% to $163.9 million from $171.0 million as compared to the nine-month period ended September 30, 2003. Installation units sold through September 30, 2004 decreased 2.6% compared to the nine-month period ended September 30, 2003. Diamond's revenue per installation unit for the nine-month period ended September 30, 2004 was 2.1% below the revenue per installation unit for the nine-month period ended September 30, 2003. The decrease in installation units sold is primarily due to weaker industry demand. The decrease in revenue per installation unit is primarily due to pricing pressures experienced throughout the industry. The decrease in sales is due to the decrease in installation units sold and the decrease in revenue per installation units, as discussed above.

                  Gross Profit. Gross profit was $117.2 million for the nine months ended September 30, 2004 and $118.7 million for the nine months ended September 30, 2003. Gross profit increased as a percentage of sales to 71.5% for the nine months ended September 30, 2004 from 69.4% for the nine months ended September 30, 2003. The decrease in gross profit is due to a decrease in net sales as discussed above. The increase in gross profit percentage is primarily due to decreased product costs, which is due to the continued leveraging of Diamond's purchasing power and to enhanced inventory management as a result of increased system functionality from our upgraded MIS platform.

                  Operating Expenses. Operating expenses increased by $0.5 million or 0.4% to $108.5 million during the nine-month period ended September 30, 2004 from $108.0 million for the nine-month period ended September 30, 2003. The increase in operating expenses was due to an increase in wages and wage related expenses primarily due to wage rate pressures at the service center level. These increases were partially offset by decreases in wages as a result of service center consolidations. Vehicle lease expense also increased due to the continued replacement of owned vehicles with leased vehicles, and accelerated amortization of leased vehicle lives in order to more closely align our lease obligations upon termination of the lease with expected vehicle market values. The increase in operating expenses was also due to an increase in vehicle gas due to rising prices, an increase in occupancy costs and an increase in health insurance cost. These increases were partially offset by decreases in shop maintenance expense, advertising and promotional expenses and vehicle maintenance expense.

                  Depreciation and amortization expense for the nine-month period ended September 30, 2004 decreased by $0.4 million or 19.0% to $1.7 million from $2.1 million for the nine-month period ended September 30, 2003. This was primarily due to decreases in depreciation expense for computer hardware, sales audit software, and POS software that became fully depreciated.

                  Income From Operations. Income from operations for the nine months ended September 30, 2004 decreased by $2.0 million, or 18.7%, to $8.7 million from $10.7 million for the nine months ended September 30, 2003. This decrease was primarily due to decreased gross profit and increased operating costs discussed above.

                  Interest Expense. Interest expense for the nine months ended September 30, 2004 increased $0.6 million, or 10.7%, to $6.2 million from $5.6 million for the nine months ended September 30, 2003. The increase in interest expense is primarily due to the recording of a net gain of $1.1 million from the repurchase of senior notes during the nine months ended September 30, 2003, which reduced interest expense for that period. There was no similar repurchase activity during the nine months ended September 30, 2004. The increase for the nine months ended September 30, 2004 was partially offset by decreased interest expense as a direct result of the repurchase of $13.2 million face amount of senior notes during 2003.

                  Net Income. Net income for the nine months ended September 30, 2004 decreased by $0.6 million to $2.5 million from $3.1 million of net income for the nine months ended September 30, 2003. Net income as a percentage of sales decreased 0.3% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease in net income and net income margin during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to the decrease in gross profit, increased operating expenses and increased interest expense discussed above. These decreases were partially offset by a decrease in Diamond's effective tax rate to 0.0% for the nine months ended September 30, 2004 compared to 39.0% for the nine months ended September 30, 2003.

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

                  Net Sales. Net sales for the three-month period ended September 30, 2004 decreased 6.1% to $53.6 million from $57.1 million as compared to the three-month period ended September 30, 2003. Installation units sold for the three months ended September 30, 2004 decreased 6.6% compared to the three months ended September 30, 2003. Diamond's revenue per installation unit for the three-month period ended September 30, 2004 was flat compared to the revenue per installation unit for the three-month period ended September 30, 2003. The decrease in installation units sold is primarily due to weaker industry demand. The decrease in sales is due to the decrease in installation units sold.

                  Gross Profit. Gross profit was $38.4 million for the three months ended September 30, 2004 and $39.6 million for the three months ended September 30, 2003. Gross profit increased as a percentage of sales to 71.6% for the three months ended September 30, 2004 from 69.4% for the three months ended September 30, 2003. The decrease in gross profit is due to the decrease in sales discussed above. The increase in gross profit percentage is primarily due to decreased product costs, which is due to the continued leveraging of our purchasing power and to enhanced inventory management as a result of increased system functionality from our recently upgraded MIS platform.

                  Operating Expenses. Operating expenses decreased by $1.1 million or 3.0% to $36.0 million during the three-month period ended September 30, 2004 from $37.1 million for the three-month period ended September 30, 2003. The decrease in operating expenses is due to a decrease in vehicle maintenance expense, advertising and promotional expense and shop maintenance expenses. These decreases were partially offset by an increase in operating expenses due to an increase in wages and wage related expenses primarily at the service center level, due to wage rate pressures and general wage increases and an increase in occupancy cost. We also experienced an increase in vehicle lease expense due to the continued retirement of owned vehicles that are replaced with leased vehicles, and accelerated amortization of leased vehicle lives in order to more closely align our lease obligation upon termination of the lease with expected vehicle market values.

                  Depreciation and amortization expense for the three-month period ended September 30, 2004 decreased by $0.1 million or 16.7% to $0.5 million from $0.6 million for the three-month period ended September 30, 2003. This was primarily due to decreases in depreciation expense for computer hardware, sales audit software, and POS software that became fully depreciated.

                  Income From Operations. Income from operations for the three months ended September 30, 2004 decreased by $.1 million, or 4.0%, to $2.4 million from $2.5 million for the three months ended September 30, 2003. This decrease was primarily due to the decreased gross profit discussed above, which was partially offset by decreased operating expenses.

                  Interest Expense. Interest expense for the three months ended September 30, 2004 and September 30, 2003 remained flat at $2.0.

                  Net Income. Net income for the three months ended September 30, 2004 increased by $1.9 million to $2.2 million net income from $0.3 million net income for the three months ended September 30, 2003. Net income as a percentage of sales increased 3.6% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in net income and net income margin during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to a reduction in Diamond's effective tax rate to 0.0% for the three months ended September 30, 2004 compared to 39.0% for the three months ended September 30, 2003. Due to the change in Diamond's effective tax rate, Diamond recorded a $1.8 million tax benefit during the three months ended September 30, 2004, which eliminated 100% of the provision for income taxes previously recorded by Diamond during calendar year 2004.

      LIQUIDITY AND CAPITAL RESOURCES

                  Diamond's need for liquidity will arise primarily from the interest payable on its 9-1/4% Senior Notes (the "Notes"), its Credit Facility and the funding of Diamond's capital expenditures and working capital requirements. There are no mandatory principal payments on the Notes prior to their maturity on April 1, 2008 and, except to the extent that the amount outstanding under the Credit Facility exceeds the borrowing base, no required payments of principal on the Credit Facility prior to its expiration on March 27, 2007. As discussed in Diamond's Notes to Consolidated Financial Statements, Note 1., Diamond was not in compliance with the EBITDA Covenant as of September 30, 2004 and obtained a waiver as of September 30, 2004 with respect to the EBITDA Covenant. Diamond also amended the Credit Facility to reduce the EBITDA levels required to be maintained through December 31, 2004. The waiver as of September 30, 2004 was in addition to the waiver as of March 31, 2004 that waived Diamond's default of the EBITDA Covenant as of March 31, 2004 and amended the Credit Facility with respect to the EBITDA levels through August 31, 2004. Diamond may from time to time repurchase Notes in the open market.

                  Net Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2004 decreased by $5.3 million to $6.8 million from $12.1 million for the nine months ended September 30, 2003. The decrease was primarily due to a decrease in Diamond's net income and related tax provision adjustment for the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003, as discussed above, and to changes in inventory and accounts payable balances compared to the nine-month period ended September 30, 2003.

                  Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2004 decreased $0.3 million to $0.5 million from $0.8 million for the nine months ended September 30, 2003. The decrease is primarily due to a decrease in capital expenditures.

                  Net Cash Used in Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2004 was $2.5 million compared to $11.6 million used in financing activities for the nine months ended September 30, 2003. The decrease is due to $11.6 million of payments for repurchase of senior notes during the nine months ended June 30, 2003. There were no similar transactions during the nine months ended September 30, 2004. This decrease was partially offset by a $2.5 million decrease in net borrowings during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

                  Capital Expenditures. Capital expenditures for the nine months ended September 30, 2004 were $0.6 million, as compared to $1.0 million for the nine months ended September 30, 2003. The decrease is due to a decrease in vehicle and software related expenditures, which were partially offset by increases in computer hardware and leasehold improvements.

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

      RELATED PARTY TRANSACTIONS

      On October 21, 2004, Diamond entered into an employment agreement with Michael A. Sumsky, pursuant to which Mr. Sumsky agreed to serve as the President, Chief Financial Officer, Secretary and General Counsel of Diamond at an annual salary of $350,000, subject to annual review based on Diamond's and Mr. Sumsky's performance. The employment agreement provides for a term commencing on October 21, 2004 and ending on December 31, 2005. In addition to his annual salary, Mr. Sumsky is eligible to receive a bonus based upon the achievement of certain criteria. The employment agreement also contains various severance, non-competition, non-solicitation provisions, non-disclosure and assignment of inventions provisions.

      On October 21, 2004, Richard Rutta resigned as an employee, Co-Chairman and a member of the Board of Directors of Diamond. Mr. Rutta resigned to pursue personal endeavors, and not due to a disagreement on any matter relating to Diamond's operations, policies or practices. Michael A. Sumsky, who currently manages a portion of Diamond's retail operations, will assume management responsibilities for the balance of Diamond's retail operations, which were previously managed by Mr. Rutta.

ITEM 3 QUANTITATIVE AND QUAL1TATIVE DISCLOSURES ABOUT MARKET RISK

      Diamond has a revolving Credit Facility that provides for revolving advances of up to $25.0 million, and matures in March 2007. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the JP Morgan Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the JP Morgan Chase Manhattan Rate and 2.25% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. At September 30, 2004, Diamond had no outstanding borrowings under the Credit Facility.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
10.2      Employment Agreement, dated October 21, 2004, between Diamond Triumph Auto
          Glass, Inc. and Michael A. Sumsky

10.3      Waiver and Amendment Number Nine to Financing Agreement, dated March 27,
          2000, between the CIT Business Group/Business Credit, Inc. and Diamond
          Triumph Auto Glass, Inc.

31.5      Sarbanes-Oxley Section 302(a) Certification of the Chief Executive
          Officer.

31.6      Sarbanes-Oxley Section 302(a) Certification of the Chief Financial
          Officer.

32.5      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive
          Officer.

32.6      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial
          Officer.

(b)       REPORTS ON FORM 8-K

          Form 8-K filed on August 16, 2004, reporting that Diamond Triumph Auto Glass, Inc. issued a press release announcing its operating and financial results for the quarter ended September 30, 2004.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               DIAMOND TRIUMPH AUTO GLASS, INC.

   Date: November 15, 2004     By: /s/  Michael A. Sumsky
                                   --------------------------------------
                                   Name:  Michael A. Sumsky
                                   Title: President,
                                          Chief Financial Officer and General
                                          Counsel (Principal Financial and Chief
                                          Accounting Officer)