Form 10-K
period 2004-12-31
DIAMOND TRIUMPH AUTO GLASS INC
filed 2005-04-04
CIK 1109531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2004

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

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                                   ----------

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

                                   ----------

     THERE IS NO PUBLIC MARKET FOR THE REGISTRANT'S STOCK. DIAMOND HAD 1,011,366 SHARES OF COMMON STOCK (THE "COMMON STOCK"), PAR VALUE $0.01 PER SHARE, AND 35,000 SHARES OF SERIES A 12% SENIOR REDEEMABLE CUMULATIVE PREFERRED STOCK (THE "PREFERRED STOCK"), PAR VALUE $0.01 PER SHARE, OUTSTANDING AS OF APRIL 4, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                     PART I

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect Diamond's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "expects," "intends," "estimates", "will" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect Diamond's current beliefs and expectations and are based on information currently available to Diamond. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause Diamond's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that Diamond's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (1) Diamond's growth is dependent on business conditions and access to capital; (2) Diamond's substantial indebtedness; (3) Diamond's business is affected by seasonality and weather; (4) Diamond's business is affected by general economic conditions; (5) Diamond's competitive business environment, which may reduce demand for automotive glass replacement and repair services; and (6) Diamond's ability to attract and retain key employees. For purposes of this annual report on Form 10-K, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Diamond is not obligated and has no intention to update or revise these forward-looking statements to reflect new events, information or circumstances.

ITEM 1. BUSINESS

OVERVIEW

     Diamond is a leading provider of automotive glass replacement and repair services in the United States. At December 31, 2004, Diamond operated a network of 249 automotive glass service centers, approximately 1,000 mobile installation vehicles and six distribution centers in 44 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales and net loss for the year ended December 31, 2004, were $208.4 million and $41.2 million, respectively. Approximately $40.0 million of net loss was attributable to a valuation allowance established against Diamond's deferred tax asset that resulted in a 100% reserve of its deferred tax asset at December 31, 2004. See "- Critical Accounting Policies - Income Tax" for a discussion of Diamond's tax treatment of its 1998 recapitalization and the related valuation allowance established in 2004 in respect of the deferred tax asset established in connection with such recapitalization.

     Diamond believes that, due to its sole focus on automotive glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond's low cost structure enables it to serve all markets of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing companies, rental car companies, car dealerships, body shops, utilities and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. Diamond's 2004 sales to individual consumers, commercial customers and insurance customers represented approximately 26.8%, 40.8% and 32.4% of total sales, respectively. While the largest participant in the industry primarily focuses on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufactures automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

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

     Diamond's financial performance reflects attractive service center-level economics. The cash required to open a new service center, including inventory net of trade payables, averages approximately $46,000. In 2004, approximately 87% of Diamond's installations and repairs were performed by mobile technicians at a customer's home or workplace. Due to the high percentage of mobile installations and repairs which Diamond performs, service centers are typically located in commercial or industrial areas, where rents are generally available at low cost. In 2004, Diamond's 227 mature service centers (service centers open for four years or longer) averaged approximately $820,000 in sales and approximately $104,000 of branch operating profit per location.

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

HISTORY

     Diamond was founded in 1923 by the grandfather of Kenneth Levine and Richard Rutta, Diamond's Chairman and former Co-Chairman of the Board, respectively. Diamond continues to operate a service center at the location of its original store in Scranton, Pennsylvania. Messrs. Levine and Rutta joined Diamond in 1979, when Diamond operated only one service center, and acquired Diamond in 1987, when Diamond operated ten service centers in Pennsylvania and New York. Under the management of Messrs. Levine and Rutta, Diamond expanded its service center and distribution network to serve 249 locations at the end of 2004. On October 21, 2004, Mr. Rutta resigned as the Co-Chairman and a member of the Board of Directors of Diamond in order to pursue personal endeavors. Mr. Levine continues to serve as Chairman of the Board and remains active in the management of Diamond.

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

PRICING

     The price of replacement automotive glass is based in part on list prices developed by the National Auto Glass Specification ("NAGS"), an independent third party. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price changes on Diamond's financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. NAGS periodically modifies its published list prices which has resulted in overall list price decreases of approximately 2% to 5% annually over the past two years. Effective February 28, 2005, NAGS significantly modified its published list prices of automotive glass in order to bring actual prices more in line with published list prices, however, under this modified pricing structure NAGS has made allowances for installation charges such as labor, installation kits and other ancillary charges which were previously included in the net list price. While Diamond does not expect to be negatively impacted by these recent NAGS modifications, other factor's affecting overall pricing in the industry may continue to be an original concern.

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

CUSTOMERS AND MARKETING

     Diamond provides automotive glass replacement services to each of the industry's customer markets, which include individual consumers, commercial customers and insurance customers. Management believes that, in addition to capturing additional consumer sales, Diamond's national geographic coverage should facilitate Diamond's efforts to obtain an increased share of the national insurance and fleet markets, whose participants generally establish multiple providers for their automotive glass replacement requirements. In 2004, Diamond's top ten customer accounts comprised approximately 23.4% of total sales and no single customer account exceeded approximately 6.6% of total sales.

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

SERVICE CENTERS

     Diamond's repair and installation service is performed either on-site at a service center location or at a customer's home or workplace by a mobile technician. At December 31, 2004, Diamond operated a network of 249 automotive glass service centers, approximately 1,000 mobile installation vehicles and six distribution centers in 44 states. In 2004, 87% of Diamond's installations and repairs were performed by mobile technicians at a customer's home or workplace. Due to the high percentage of mobile installations and repairs which Diamond performs, service centers are typically located in commercial or industrial areas, where rents are generally available at low cost.

Diamond's automotive glass service centers are operated under the following service marks: Triumph Auto Glass and Diamond Auto Glass in the Northeast and Mid-Atlantic; and Triumph Auto Glass in the Midwest, Southeast, Southwest and Western. Any expansion into new states will be under the Triumph Auto Glass registered service mark. Diamond did not open any new service centers in 2004, as Diamond continued to focus on improving the performance of recently opened service centers, and utilizing its new management and information systems infrastructure to leverage costs throughout the organization while exploring opportunities to broaden its revenue base. As a result of a concerted effort to improve its performance, Diamond consolidated 28 service centers in 2004 with minimal or no disruptions in service. These consolidations reduced redundant overhead and administrative costs, provided for enhanced operational performance as a result of more centralized management, while allowing Diamond to continue to service almost all of its existing geographical markets. Diamond will continue to consolidate service centers to improve operational performance during 2005, and will consider opening new service centers in geographical markets where it believes it can capture additional market share.

     The following chart provides information concerning Diamond's service center openings from 1990 to 2004:

                                         SERVICE
                                         CENTERS         % CHANGE
YEAR       OPENINGS   CONSOLIDATIONS   AT YEAR END   OVER PRIOR YEAR
----       --------   --------------   -----------   ---------------
1990 ...       6            --              24             33.3%
1991 ...       7            --              31             29.2%
1992 ...      12            --              43             38.7%
1993 ...      17            --              60             39.5%
1994 ...      31            --              91             51.7%
1995 ...      17             3             105             15.4%
1996 ...      39             2             142             35.2%
1997 ...      33             1             174             22.5%
1998 ...      33             1             206             18.4%
1999 ...      24             4             226              9.7%
2000 ...       7             1             232              2.7%
2001 ...      24            --             256             10.3%
2002 ...      23             1             278              8.6%
2003 ...       1             2             277             -0.4%
2004 ...      --            28             249            -10.1%

     Service centers are open for business from 8:00 a.m. to 5:00 p.m. Monday through Friday and 8:00 a.m. to 12:00 p.m. on Saturday. Service center employees perform installation services and process customer inquiries during regular business hours. After-hours customer inquiries are handled by Diamond's emergency and extended hour call center. Operators at this call center answer customer inquiries, schedule mobile installation services and arrange emergency service from service centers throughout Diamond's network.

DISTRIBUTION SYSTEM

     Diamond currently operates five distribution centers which operate seven days a week and are located in Kingston, Pennsylvania; Columbus, Ohio; Atlanta, Georgia; Rock Island, Illinois and Denver, Colorado. Diamond's efficient distribution system enables Diamond to make regular deliveries to substantially all of its service centers both to replenish stock and to provide automotive glass that is not carried in service center inventories. Through its distribution centers, Diamond supports a significant portion of its sales with internally distributed product, with the remainder being purchased from the spot market. Diamond's efficient distribution system, combined with a successful inventory management program at its service centers, enables Diamond to meet immediate service demands at a lower cost than if larger quantities of automotive glass were required to be purchased in the spot market.

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

     Diamond has numerous domestic and foreign suppliers, and is continuing to expand its supplier network by utilizing additional foreign suppliers in order to guard against product shortages and to reduce the overall cost of ARG. In 2004, only 2 suppliers represented more than 10% of Diamond's total AGR purchases, or a combined total of approximately 33%. Due to the competitive nature of the automotive glass manufacturing industry, Diamond does not anticipate any substantial difficulty in sourcing its ARG requirements in the foreseeable future.

COMPETITION

The automotive glass replacement and repair industry is highly competitive, with customer decisions based on price, customer service, technical capabilities, quality, advertising and geographic coverage. The competition in the industry could result in additional pricing pressures, which would negatively affect Diamond's results of operations. In addition, certain of Diamond's competitors provide insurance companies with claims management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. While the market is generally highly fragmented, Diamond competes against several other large competitors in this market in regards to glass replacement and repair services, the largest three of whom are Safelite Glass Corporation, LYNX Services from PPG, L.L.C. and Glass Doctor, a subsidiary of the Dwyer Group. Diamond does not compete against these competitors in regards to claims management, policyholder call management, electronic auditing and billing services, management reporting or any other similar services.

EMPLOYEES

     As of December 31, 2004, Diamond employed 1,826 persons. None of Diamond's employees are covered by a collective bargaining agreement, and Diamond believes that its relationships with its employees are good.

                      FACTORS AFFECTING FUTURE PERFORMANCE

DIAMOND IS SUBSTANTIALLY LEVERAGED AND HAS SIGNIFICANT DEBT SERVICE OBLIGATIONS WHICH COULD IMPAIR ITS ABILITY TO PAY THE AMOUNTS DUE UNDER THE NOTES.

     Diamond is substantially leveraged and has significant debt service obligations, which could impair its ability to pay the amounts due under the 9 1/4% Senior Notes (the "Notes"). As of December 31, 2004, Diamond's aggregate consolidated indebtedness was approximately $80.0 million, and Diamond had $77.7 million (liquidation preference) of outstanding Preferred Stock and a stockholders' deficit of $146.1 million.

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

     - subordinated to claims of creditors of Diamond's subsidiaries, except to the extent that holders of the Notes may be creditors of such subsidiaries pursuant to guarantees.

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

     Prior to March 30, 2005, the credit facility required Diamond to maintain a minimum EBITDA (as defined in the credit facility), calculated monthly, for each 12-month period, ending as of the end of each month, of at least $10.5 million. Diamond amended the credit facility on November 15, 2004 with respect to the EBITDA levels required to be maintained through December 31, 2004. At December 31, 2004, the EBITDA level required to be maintained by Diamond for the prior 12-month period was $8.5 million, which reverted back to $10.5 million as of January 1, 2005. Diamond also obtained a covenant waiver for the credit facility on March 4, 2005, with respect to the EBITDA levels required to be maintained for January and February of 2005. On March 30, 2005, Diamond amended the credit facility, to, among other things, replace the minimum EBITDA covenant under the credit facility with a Fixed Charge Coverage Ratio (as defined in amendment number ten to the credit facility). The credit facility, as amended, requires Diamond to maintain as of the end of each fiscal month through December 31, 2005, a Fixed Charge Coverage Ratio of not less than 1.0:1.0 for the then trailing 12-month period. As of the end of each fiscal month thereafter, Diamond is required to maintain a Fixed Charge Coverage Ratio of not less than 1.1:1.0 for the then trailing 12-month period. Furthermore, at any time that the average daily Availability (as defined in the credit facility) for any month is less than $4.0 million, Diamond is required to maintain EBITDA for the trailing three-month period of at least $2.0 million.

     Diamond's ability to comply with the provisions of its credit facility may be affected by events beyond its control. Diamond's breach of any of these covenants could result in a default under the credit facility, in which case the lender would, among other things, be entitled to elect to declare all amounts owing under the credit facility, together with accrued interest, to be due and payable. If Diamond were unable to repay these borrowings, the lender could proceed against its collateral. If the payment on indebtedness under the credit facility were accelerated, Diamond cannot assure you that its assets would be sufficient to repay in full that indebtedness and Diamond's other indebtedness, including the Notes.

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

DIAMOND'S FUTURE GROWTH MAY BE HINDERED BY ITS LACK OF SUFFICIENT CAPITAL OR OTHER FACTORS, WHICH WOULD ADVERSELY AFFECT DIAMOND'S ABILITY TO GROW.

Diamond's growth depends to a significant degree on its ability to open new service centers in existing and new markets and to operate these service centers on a profitable basis. Diamond's ability to grow will depend, in part, on business conditions and the availability of qualified managers and service representatives, and sufficient capital. Diamond did not open any new service centers during 2004, as Diamond continued to focus on improving the performance of recently opened service centers, and utilizing its new management and information systems infrastructure to leverage costs throughout the organization while exploring opportunities to broaden its revenue base. As a result of a concerted effort to improve its performance, Diamond consolidated 28 service centers in 2004 with minimal or no disruptions in service. These consolidations reduced redundant overhead and administrative costs, provided for enhanced operational performance as a result of more centralized management, while allowing Diamond to continue to service almost all of its existing geographical markets. Diamond will continue to consolidate service centers to improve operational performance during 2005,and will consider opening new service centers in geographical markets where it believes it can capture additional market share. A decline in Diamond's overall financial performance may adversely impact its ability to grow in the future. Diamond expects that the net cash generated from operations, together with borrowings under the credit facility, should enable it to finance the expenditures related to its future growth. However, Diamond cannot assure you that:

     - it will possess sufficient funds to finance the expenditures related to its growth;

     -    new service centers can be opened on a timely basis;

     -    new service centers can be operated on a profitable basis; or that

     -    Diamond will be able to hire, train and integrate employees.

     In the event net cash generated from operations together with working capital reserves and borrowings under the credit facility are insufficient to finance the expenditures related to Diamond's growth, Diamond might be required to reduce its growth in the future.

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

DIAMOND COMPETES AGAINST OTHER LARGE COMPANIES THAT MAY BE BETTER EQUIPPED TO PROVIDE CUSTOMERS WITH AUTOMOTIVE GLASS REPLACEMENT AND REPAIR SERVICES.

     The automotive glass replacement and repair industry is highly competitive, with customer decisions based on price, customer service, technical capabilities, quality, advertising and geographic coverage. The competition in the industry could result in additional pricing pressures, which could negatively affect Diamond's results of operations. In addition, certain of Diamond's competitors provide insurance companies with claims management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. While the market is generally highly fragmented, Diamond also competes against several other large competitors in this market in regards to glass replacement and repair services, the largest three of whom are Safelite Glass Corporation, LYNX Services from PPG, L.L.C. and Glass Doctor, a subsidiary of the Dwyer Group. Diamond does not compete against these competitors in regards to claims management, policyholder call management, electronic auditing and billing services, management reporting or any other similar services. Many of Diamond's competitors have substantially less leverage than Diamond, which may allow them greater flexibility in managing their operations. Diamond cannot assure you that it will be able to continue to compete effectively with these or other competitors. See "Business--Competition."

DIAMOND IS DEPENDENT ON ITS KEY PERSONNEL AND THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS.

     Diamond's success is largely dependent upon the abilities and experience of its senior management team, including Kenneth Levine, Norman Harris and Michael
A. Sumsky. The loss of services of one or more of these senior executives could adversely affect Diamond's results of operations.

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

ITEM 2. PROPERTIES

     The following chart provides information concerning Diamond's headquarters, distribution facilities and emergency call centers, all of which are leased:

          FACILITY                  FUNCTION        AREA IN SQUARE FEET
          --------                  --------        -------------------
Kingston, PA...............   Headquarters                206,080
                              Distribution Center
                              Call Center
Columbus, OH...............   Distribution Center          26,000
                              Call Center
Atlanta, GA................   Distribution Center          20,000
Rock Island, IL............   Distribution Center          16,000
Denver, CO.................   Distribution Center           9,400

     The following chart provides information concerning the number and location of Diamond's service centers, all of which are leased:

                           NUMBER OF
                            SERVICE
STATE                       CENTERS
-----                   ---------------
Alabama..............           6
Arkansas.............           1
Arizona..............           2
California...........           9
Colorado.............           5
Connecticut..........           6
Delaware.............           2
Florida..............           9
Georgia..............           9
Idaho...............            2
Illinois.............           5
Indiana..............           7
Iowa.................           2
Kansas...............           1
Kentucky.............           3
Louisiana............           5
Maine................           3
Maryland.............           8
Massachusetts........           9
Michigan.............           6
Minnesota............           2
Mississippi..........           1
Missouri.............           3
Nebraska.............           1
Nevada...............           2
New Hampshire........           6
New Jersey...........          11
New Mexico...........           1
New York.............          28
North Carolina.......           9
Ohio.................          11
Oklahoma.............           1
Oregon...............           2
Pennsylvania.........          28
Rhode Island.........           1
South Carolina.......           3
Tennessee............           5
Texas................           7
Utah.................           1
Vermont..............           3
Virginia.............          12
West Virginia........           4
Washington...........           2
Wisconsin............           5

     Diamond believes that its facilities are adequate for its current needs and that suitable additional distribution centers and service locations will be available to satisfy Diamond's growth needs.

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

     On November 1, 2002 and February 2, 2004, the Defendant filed a counter claim and second amended counterclaim, respectively, against Diamond, alleging, among other things, that Diamond has engaged and continues to engage in publishing certain false and defamatory statements about the Defendant to automobile insurance companies that are the Defendant's clients, and that Diamond engages in improper promotional and marketing practices in return for autoglass repair or replacement references. Defendant alleges that this alleged conduct has injured the Defendant's goodwill and business reputation with its insurance clients and in the autoglass repair and replacement industry. Among other things, the Defendant is seeking damages in an amount to be determined at trial. Diamond believes that Defendant's counterclaims are without merit.

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

     Diamond is involved in other legal proceedings in the ordinary course of its business. Management believes that the amounts which may be awarded or assessed against Diamond in connection with these matters, if any, will not have a material adverse effect on Diamond's financial condition, operating results or liquidity. In addition, management believes that Diamond has appropriate insurance coverage to operate its business, including insurance for its mobile installation units and technicians.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public market for Diamond's Common Stock or Preferred Stock.

     At April 4, 2005, there were three holders of record of Diamond's Common Stock and two holders of record of Diamond's Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected condensed financial data as of December 31, 2004, 2003, 2002, 2001 and 2000 and for each of the years then ended has been derived from Diamond's audited financial statements.

     This summary condensed financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Diamond's Financial Statements and the related notes thereto appearing elsewhere in this Annual Report.

                                                                         YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                             2004       2003       2002       2001       2000
                                                          ---------   --------   --------   --------   --------
                                                                          (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATING DATA:
Sales .................................................   $ 208,424   $218,703   $201,623   $201,366   $184,015
Cost of sales .........................................      59,108     65,966     59,525     58,049     56,585
                                                          ---------   --------   --------   --------   --------
Gross profit ..........................................     149,316    152,737    142,098    143,317    127,430
Operating expenses ....................................     142,811    143,504    133,321    124,501    111,814
                                                          ---------   --------   --------   --------   --------
Income from operations ................................       6,505      9,233      8,777     18,816     15,616
Interest income .......................................          (7)       (22)      (221)      (191)       (57)
Interest expense ......................................       8,222      7,706      8,826     10,305     11,514
                                                          ---------   --------   --------   --------   --------
Net (loss) income before provision for income taxes ...      (1,710)     1,549        172      8,702      4,159
Provision for income taxes ............................      39,486        795        261      3,733      1,799
                                                          ---------   --------   --------   --------   --------
Net (loss) income .....................................     (41,196)       754        (89)     4,969      2,360
Preferred stock dividends .............................       8,670      7,703      6,843      6,081      5,403
                                                          ---------   --------   --------   --------   --------
Net loss applicable to common stockholders ............   $ (49,866)  $ (6,949)  $ (6,932)  $ (1,112)  $ (3,043)
                                                          =========   ========   ========   ========   ========

OTHER DATA:
EBITDA(1) .............................................   $   8,707   $ 12,039   $ 12,012   $ 21,462   $ 18,447
EBITDA margin .........................................         4.2%       5.5%       6.0%      10.7%      10.0%

Service centers operated at period end (unaudited) ....         249        277        278        256        232

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents .............................   $     139   $     35   $  2,094   $  6,592   $     25
Total assets ..........................................      32,037     75,332     83,822     91,846     87,995
Total debt ............................................      80,008     82,258     93,000    100,000    100,500
Redeemable cumulative preferred stock .................      77,745     69,076     61,373     54,530     48,449
Stockholders' deficit .................................    (146,056)   (96,296)   (89,452)   (82,387)   (81,275)

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is a measurement of Diamond's performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of Diamond's financial performance under GAAP and should not be considered an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of its liquidity.

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

          Diamond also uses EBITDA for the following purposes: (i) its executives' compensation plans base incentive compensation payments on its EBITDA performance measured against budgets; and (ii) its credit agreement and its indenture for its Notes use EBITDA to measure Diamond's compliance with covenants such as additional debt incurrence. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of Diamond's results as reported under GAAP. Some of these limitations are:

          - EBITDA does not reflect Diamond's cash expenditures, or future requirements, for capital expenditures or contractual commitments;

          - EBITDA does not reflect changes in, or cash requirements for, Diamond's working capital needs;

          - EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on Diamond's debt;

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

Reconciliation of EBITDA to net income follows for the periods indicated:

                                                 YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------
                                      2004       2003      2002      2001      2000
                                    --------   -------   -------   -------   -------
                                                     (in thousands)
Net (loss) income ...............   $(41,196)  $   754   $   (89)  $ 4,969   $ 2,360
Interest expense ................      8,222     7,706     8,826    10,305    11,514
Depreciation and amortization ...      2,195     2,784     3,014     2,455     2,774
Provision for income taxes ......     39,486       795       261     3,733     1,799
                                    --------   -------   -------   -------   -------
   EBITDA .......................   $  8,707   $12,039   $12,012   $21,462   $18,447
                                    ========   =======   =======   =======   =======

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     Dollars in Thousands
                                                      --------------------------------------------------
                                                       First     Second    Third     Fourth
                                                      Quarter   Quarter   Quarter    Quarter     Total
                                                      -------   -------   -------   --------   ---------
                        2004
Net Sales                                             $53,376   $56,930   $53,546   $ 44,572   $ 208,424
Gross Profit                                           38,190    40,649    38,366     32,111   $ 149,316
Net (loss) income                                         (65)      442     2,180    (43,753)   ($41,196)
Net loss applicable to common stockholders             (2,137)   (1,693)      (19)   (46,017)   ($49,866)

                        2003
Net Sales                                             $54,133   $59,790   $57,090   $ 47,690   $ 218,703
Gross Profit                                           37,896    41,254    39,581     34,006   $ 152,737
Net income (loss)                                         682     2,189       260     (2,377)  $     754
Net (loss) income applicable to common stockholders    (1,158)      292    (1,694)    (4,389)    ($6,949)

                        2002
Net sales                                             $48,157   $54,404   $52,970   $ 46,092   $ 201,623
Gross profit                                           34,520    39,354    37,112     31,112     142,098
Net income (loss)                                         166     2,038        29     (2,322)        (89)
Net (loss) income applicable to common stockholders    (1,469)      353    (1,706)    (4,110)     (6,932)

     Diamond established a valuation allowance against its deferred tax asset during 2004 that resulted in a 100% reserve of this asset at December 31, 2004, or approximately $40.0 million. The entire reserve was recorded during the fourth quarter of 2004. See "--Critical Accounting Policies--Income Tax" for a discussion of Diamond's tax treatment of its 1998 recapitalization and the related valuation allowance established in 2004 in respect of the deferred tax asset established in connection with such recapitalization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Diamond is a leading provider of automotive glass replacement and repair services in the United States. At December 31, 2004, Diamond operated a network of 249 automotive glass service centers, approximately 1,000 mobile installation vehicles and six distribution centers in 44 states. Diamond serves all of its customers' automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales, net loss and EBITDA for the year ended December 31, 2004 was $208.4 million, $41.2 million and $8.7 million, respectively. Approximately $40.0 million of net loss was attributable to a valuation allowance established against Diamond's deferred tax asset that resulted in a 100% reserve of its deferred tax asset at December 31, 2004. See "- Critical Accounting Policies - Income Tax" for a discussion of Diamond's tax treatment of its 1998 recapitalization and the related valuation allowance established in 2004 in respect of the deferred tax asset established in connection with such recapitalization.

     Weather has historically affected Diamond's sales and net income, with severe weather generating increased sales and net income and mild weather resulting in lower sales and net income. In addition, Diamond's business is somewhat seasonal, with the fourth quarter traditionally its slowest period of activity. Diamond believes these seasonal trends will continue for the foreseeable future.

     The price of replacement automotive glass is based in part on list prices developed by the National Auto Glass Specification ("NAGS"), an independent third party. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price changes on Diamond's financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. NAGS periodically modifies its published list prices which has resulted in overall list price decreases of approximately 2% to 5% annually over the past two years. Effective February 28, 2005, NAGS significantly modified its published list prices of automotive glass in order to bring actual prices more in line with published list prices, however, under this modified pricing structure NAGS has made allowances for installation charges such as labor, installation kits and other ancillary charges which were previously included in the net list price. While Diamond does not expect to be negatively impacted by these recent NAGS modifications, other factor's affecting overall pricing in the industry may continue to be an ongoing concern.

     Diamond believes that, due to its sole focus on automotive glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond's low cost structure enables it to serve all markets of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing companies, rental car companies, car dealerships, body shops, utilities and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. Diamond's 2004 sales to individual consumers, commercial customers and insurance customers represented approximately 26.8%, 40.8% and 32.4% of total sales, respectively. While the largest participant in the industry primarily focuses on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufactures automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Financial Statements of Diamond and the notes thereto included elsewhere in this Annual Report.

     The following table summarizes Diamond's historical results of operations and historical results of operations as a percentage of sales for the years ended December 31, 2004, 2003 and 2002.

                                                                  YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                            2004            2003            2002
                                                       -------------   -------------   -------------
                                                         $       %       $       %       $       %
                                                       -----   -----   -----   -----   -----   -----
                                                                   (DOLLARS IN MILLIONS)
Sales ..............................................   208.4   100.0   218.7   100.0   201.6   100.0
Cost of Sales ......................................    59.1    28.4    66.0    30.2    59.5    29.5
                                                       -----   -----   -----   -----   -----   -----

Gross Profit .......................................   149.3    71.6   152.7    69.8   142.1    70.5
Operating Expenses .................................   142.8    68.5   143.5    65.6   133.3    66.1
                                                       -----   -----   -----   -----   -----   -----
Income from Operations .............................     6.5     3.1     9.2     4.2     8.8     4.4

Interest Income ....................................     0.0     0.0     0.0     0.0    (0.2)   (0.1)
Interest Expense ...................................     8.2     3.9     7.7     3.5     8.8     4.4
                                                       -----   -----   -----   -----   -----   -----
                                                         8.2     3.9     7.7     3.5     8.6     4.3
                                                       -----   -----   -----   -----   -----   -----

(Loss) Income before Provision for Income Taxes ....    (1.7)   (0.8)    1.5     0.7     0.2     0.1
Provision for Income Taxes .........................    39.5    19.0     0.8     0.4     0.3     0.1
                                                       -----   -----   -----   -----   -----   -----
Net (Loss) Income ..................................   (41.2)  (19.8)    0.8     0.3    (0.1)   (0.0)
                                                       =====   =====   =====   =====   =====   =====

Net Loss Applicable to Common

Stockholders .......................................   (49.9)  (23.9)   (6.9)   (3.2)   (6.9)   (3.4)
                                                       =====   =====   =====   =====   =====   =====

Net (Loss) Income ..................................   (41.2)  (19.8)     .8     0.3    (0.1)   (0.0)

Interest Expense ...................................     8.2     3.9     7.7     3.5     8.8     4.4
Provision for Income Taxes .........................    39.5    19.0     0.8     0.4     0.3     0.1
Depreciation and Amortization ......................     2.2     1.1     2.8     1.3     3.0     1.5
                                                       -----   -----   -----   -----   -----   -----
EBITDA (1) .........................................     8.7     4.2    12.0     5.5    12.0     6.0
                                                       =====   =====   =====   =====   =====   =====

(1) EBITDA and the related ratios presented in this table are measures of Diamond's performance that are not required by, or presented in accordance with, GAAP. EBITDA is not measurements of Diamond's financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of its liquidity.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Sales. Sales for 2004 decreased by $10.3 million, or 4.7%, to $208.4 million from $218.7 million for 2003. Installation units sold decreased 3.5% compared to 2003. Revenue per installation unit for 2004 decreased 1.8% compared to 2003. The decrease in revenue per installation unit is primarily due to a series of price changes made to the list prices developed by NAGS, an independent third party. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price changes on Diamond's financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. The decrease in revenue per installation unit is also due to pricing pressures experienced within our insurance customer sector. The decrease in Sales is due to the decrease in installation unit sold and the decrease in revenue per installation unit, as discussed above.

     Gross Profit. Gross profit for 2004 decreased by $3.4 million, or 2.2%, to $149.3 million from $152.7 million for 2003. Gross margin increased as a percentage of sales to 71.6% for 2004 from 69.8% for 2003. The decrease in gross profit is due to a decrease in net sales as discussed above. The increase in gross profit percentage is primarily due to decreased product costs, which is due to the continued leveraging of Diamond's purchasing power and to enhanced inventory management as a result of increased system functionality from our upgraded MIS platform.

     Operating Expenses. Operating expenses for 2004 decreased by $0.7 million, or 0.5%, to $142.8 million from $143.5 million for 2003. Operating expenses increased as a percentage of sales to 68.5% for 2004 from 65.6% for 2003. The decrease in operating expenses was due to decreases in advertising and promotional, depreciation and shop maintenance expense categories. Vehicle maintenance expense also decreased which is a result of continued efforts in our fleet management to reduce repair expenditures. These decreases were partially offset by increases in vehicle gas expense due to rising prices, an increase in occupancy costs primarily due to normal rental rate increases and an increase in health insurance costs due to rising prices in the health care industry. Vehicle lease expense increased due to the continued replacement of owned vehicles that are replaced with leased vehicles, and shortened leasing terms in order to more closely align our lease obligations upon termination of the lease with expected vehicle market values.

     Depreciation and amortization expense for 2004 decreased by $0.6 million, or 21.4%, to $2.2 million from $2.8 million for 2003. The decrease is primarily due to decreases in depreciation expense for capitalized computer costs that became fully depreciated.

     Income from Operations. Income from operations for 2004 decreased by $2.7 million, or 29.3%, to $6.5 million from $9.2 million for 2003. This decrease was primarily due to the decrease in gross profit, which was partially offset by decreased operating expenses, as discussed above.

     Interest Expense. Interest expense for 2004 increased by $0.5 million, or 6.5%, to $8.2 million from $7.7 million for 2003. The increase in interest expense is primarily due to the recording of a net gain of $1.1 million from the repurchase of senior notes during the year ended December 31, 2003, which reduced interest expense for that period. There was no similar repurchase activity during the twelve months ended December 31, 2004. The increase for the twelve months ended December 31, 2004 was partially offset by decreased interest expense as a direct result of the repurchase of $13.2 million face amount of senior notes during 2003.

     Net (Loss) Income . Diamond recorded $41.2 million of net loss in 2004 compared to $0.8 million of net income in 2003. Net (loss) income as a percentage of sales decreased by 20.1% for 2004 as compared to 2003. The change in net (loss) income and net (loss) income margin during 2004 compared to 2003 was primarily due to the $40.0 million valuation allowance established against Diamond's deferred tax asset. See "- Critical Accounting Policies - Income Tax" for a discussion on Diamond's tax treatment of the Recapitalization and related valuation allowance against its deferred tax asset.

     Net Loss Applicable to Common Stockholders. Net loss applicable to common stockholders for 2004 increased $43.0 million to $49.9 million from $6.9 million for 2003. The increase was primarily due to the change in net (loss) income as discussed above and the increase in preferred stock dividend.

     EBITDA. EBITDA for 2004 decreased by $3.3 million, or 27.5%, to $8.7 million from $12.0 million for 2003. EBITDA as a percentage of sales decreased to 4.2% for 2004 from 5.5% for 2003. The decrease in EBITDA and EBITDA margin was primarily due to the decrease in gross profit as discussed above.

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

     Income from Operations. Income from operations for 2003 increased by $0.4 million, or 4.5%, to $9.2 million from $8.8 million for 2002. This increase was primarily due to the increase in gross profit which was partially offset by the increase in operating expenses discussed above.

     Interest Expense. Interest expense for 2003 decreased by $1.1 million, or 12.5%, to $7.7 million from $8.8 million for 2002. The decrease was due to reduced interest expense realized by the repurchase of $20.2 million in aggregate principal amount of senior notes since December 2002, which was partially offset by increased interest on credit facility borrowings throughout the year.

     Net Income (Loss). Diamond recorded $0.8 million of net income in 2003 compared to $0.1 million net loss in 2002. Net income (loss) as a percentage of sales increased by 0.3% for 2003 as compared to 2002. The increase in net income
(loss) and net income (loss) margin during 2003 compared to 2002 was primarily due to the reduced interest expense realized from the repurchase of senior notes during 2003 and 2002, which was partially offset by the impact of decreased gross profit percentage and increased operating costs discussed above.

     Net Loss Applicable to Common Stockholders. Net loss applicable to common stockholders for 2003 remained steady at $6.9 million compared to 2002. The increase in net income as discussed above was offset by an increase in preferred stock dividends.

     EBITDA. EBITDA for 2003 of $12.0 million remained flat compared to 2002. EBITDA as a percentage of sales decreased to 5.5% for 2003 from 6.0% for 2002. The decrease in EBITDA margin for 2003 was primarily due to the decrease in gross profit percentage and increased operating costs discussed above..

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

     Net Cash Provided by Operating Activities. Net cash provided by operating activities for 2004 decreased $5.5 million to $2.8 million from $8.3 million for 2003. The decrease in cash provided by operating activities for 2004 was primarily due to a decrease in Diamond's net earnings and related tax effect. Net cash provided by operating activities for 2003 increased $4.0 million to $8.3 million from $4.3 million for 2002. The increase in cash provided by operating activities for 2003 was primarily due to an increase in Diamond's net earnings, a decrease in inventory resulting from enhanced inventory management capabilities as a result of the implementation of new systems software, and an increase in accounts payable and accrued expenses.

     Net Cash Used in Investing Activities. Net cash used in investing activities for 2004 decreased $0.8 million to $0.5 million used from $1.3 million used in investing activities for 2003. Net cash used in investing activities for 2003 decreased $1.9 million to $1.3 million used from $3.2 million used in investing activities for 2002. The primary reason for these variances was a decrease in capital expenditures discussed below.

     Net Cash Used in Financing Activities. Net cash used in financing activities for 2004 decreased $6.8 million to $2.3 million from $9.1 million for 2003. This decrease is due to $11.6 million of payments for repurchase of senior notes during 2003. There were no similar transactions during 2004. This decrease was partially offset by a $2.3 million decrease in net borrowings during the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. Net cash used in financing activities for 2003 increased $3.5 million to $9.1 million from $5.6 million for 2002 primarily due to cash used to purchase $13.2 million face value of senior notes for a purchase price of $11.6 million which was partially offset by net borrowings under the credit facility in the amount of $2.5 million.

     Capital Expenditures. Capital expenditures were $0.7 million for 2004 as compared to $1.4 million for 2003 and $3.3 million for 2002. The decrease in capital expenditures in 2004 is primarily due to a decrease in vehicle and software related expenditures, which were partially offset by increases in computer hardware and leasehold improvements. Capital expenditures in 2003 were made primarily to fund the continued upgrade of Diamond's management information systems.

     Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements for the next 12 months. Diamond's capital resources and liquidity are expected to be provided by Diamond's net cash provided by operating activities and borrowings under the credit facility. See "--Critical Accounting Policies - Income Tax" for a discussion of Diamond's tax treatment of the Recapitalization and related valuation allowance against its deferred tax asset.

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

     Income Tax. On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things, Green Equity Investors II, L.P. and other investors acquired 80.0% of the Common Stock and 80.0% of the Preferred Stock (the "Recapitalization"). The Recapitalization was consummated on March 31, 1998. For tax purposes, the parties made a joint election under Internal Revenue Code (the "IRC") Section 338(h)(10), under which the assets and liabilities of the affiliates were recorded at their fair market values for tax purposes resulting in $118.5 million of tax deductible goodwill. A financial statement deferred tax asset was also established on March 31, 1998 in the amount of approximately $44.8 million with a credit to additional paid-in capital as the Recapitalization was recorded for financial statement purposes as a recapitalization for which purchase accounting was not applied.

     The Internal Revenue Service (the "IRS") has concluded its audit of the tax periods ended December 31, 1998, 1999, and 2000. As a result of this audit, the IRS issued a notice of proposed adjustments on February 20, 2002, which included a disallowance of the tax-deductible goodwill resulting from the aforementioned Recapitalization. The IRS has asserted that the Recapitalization did not qualify as a stock purchase, and accordingly, that the election under IRC Section 338(h)(10) was not valid. As a result, if the IRS position were sustained, tax-deductible goodwill would not be recognizable by Diamond. Diamond strongly believes that the Recapitalization was properly accounted for, and has appealed the Internal Revenue Service's proposed adjustment.

     On February 25, 2005, the Chief Financial Officer of Diamond was informed by an IRS appeals officer that the IRS had made a determination regarding the Diamond's election under IRC Section 338(h)(10). The IRS appeals officer communicated that, subject to final supervisory review and the issuance of a closing letter, the issue related to Diamond's election under the IRC Section 338(h)(10) has been resolved in Diamond's favor and that the proposed adjustment made by the IRS on February 20, 2002 to disallow Diamond's election under the IRC Section 338(h)(10) will be reversed. Based on this communication, Diamond expects to receive a final written determination from the IRS during the second calendar quarter of 2005 informing Diamond that the issue related to Diamond's election under the IRC Section 338(h)(10) has been resolved in Diamond's favor.

     The proposed adjustments by the Internal Revenue Service would have resulted in $7.4 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2004, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would have been eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill. If such appeal were ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

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

     Management considered projected future taxable income, recent years taxable income and tax planning strategies in making the assessment. Based upon the level of taxable income over the past several years and projections of future taxable income over the next several years, management believes it is more likely than not that Diamond will not realize the benefits of these deductible differences. Therefore, Diamond established a valuation allowance against its deferred tax asset that resulted in a 100% reserve of this asset at December 31, 2004, or approximately $40.0 million. However, the amount of the deferred tax asset considered realizable could be reinstated if estimates of future taxable income during the amortization period are increased.

NEW ACCOUNTING STANDARDS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement did not have any impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Statement did not have any impact on our consolidated financial statements.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" (SFAS 123R). This statement replaces SFAS 123, "Accounting for Stock-Based Compensation," supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and amends SFAS 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective the first interim or annual reporting period that begins after June 15, 2005, which will be for the period covered by our quarterly report on Form 10-Q for the third quarter of 2005. We currently account for stock option grants using the intrinsic-value method in accordance with APB 25. Under the intrinsic-value method, because the exercise price of Diamond's employee stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. If we would have applied the fair value recognition provisions of SFAS 123R, we would have had a charge to earnings of approximately $9,000 for stock-based employee compensation, net of related income taxes, for 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following summarizes Diamond's contractual cash obligations and other commercial commitments as of December 31, 2004. These amounts do not include a factor for interest, that may be due under any of these obligations.

                                            PAYMENTS DUE BY PERIOD (DOLLARS IN THOUSANDS)
                                     ----------------------------------------------------------
                                      2005     2006     2007      2008    2009   2010    TOTAL
                                     ------   ------   ------   -------   ----   ----   -------
CONTRACTUAL CASH OBLIGATIONS
Long Term Debt                                         $  250   $79,758                 $80,008
Real Estate Leases                   $4,335   $2,147   $1,140   $   770   $631   $544   $ 9,567
Vehicle Operating Leases             $1,507                                             $ 1,507
                                     ------   ------   ------   -------   ----   ----   -------
Total Contractual Cash Obligations   $5,842   $2,147   $1,390   $80,528   $631   $544   $91,082
                                     ======   ======   ======   =======   ====   ====   =======

                                                              AMOUNT OF COMMITMENT
                                                              EXPIRATION PER PERIOD
                                                             (DOLLARS IN THOUSANDS)
                                                         ------------------------------
                                                           2005    THEREAFTER    TOTAL
                                                         -------   ----------   -------
OTHER COMMERCIAL COMMITMENTS
Standby Letters of Credit                                $    --     $6,841     $ 6,841
Operating Lease - Contingent Guaranteed Residual Value    11,946         --      11,946
                                                         -------     ------     -------
Total Commercial Commitments                             $11,946     $6,841     $18,787
                                                         =======     ======     =======

INFLATION

     Diamond believes that inflation has not had a material impact on its results of operations for 2002, 2003 or 2004.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Diamond has a revolving Credit Facility that provides for revolving advances of up to $25.0 million, and matures in March 2007. Borrowings under the Credit Facility bear interest, at Diamond's discretion, at either the Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the Chase Manhattan Rate and 2.25% - 2.75% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon the level of Diamond's borrowings under the Credit Facility. At December 31, 2004, Diamond had $0.3 million of outstanding borrowings under the Credit Facility.

ITEM 8. FINANCIAL STATEMENTS

     The following financial statements of Diamond, together with the reports of the independent auditors thereon, are presented on pages F-1 through F-22 hereof as set forth below:

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm
   (Current auditors)....................................................    F-2

Report of Independent Registered Public Accounting Firm
   (Former auditors).....................................................    F-3

Consolidated Balance Sheets, December 31, 2004 and 2003..................    F-4

Consolidated Statements of Operations for the Years Ended
   December 31, 2004, 2003 and 2002......................................    F-6

Consolidated Statements of Stockholders' Deficit for the
   Years Ended December 31, 2004, 2003 and 2002..........................    F-7

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004, 2003 and 2002......................................    F-8

Notes to Consolidated Financial Statements...............................    F-9

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The Board of Directors does not have a separate audit committee and does not have an "audit committee financial expert" as that term is defined in the Securities and Exchange Commission rules and regulations. However, the Board of Directors believes that each of its members has demonstrated that they are capable of analyzing and evaluating Diamond's financial statements and understanding internal controls and procedures for financial reporting. As the Board of Directors believes that its current members are qualified to carry out all of their duties and responsibilities, the Board of Directors does not believe that it is necessary at this time to actively search for an outside person to serve on the Board of Directors who would qualify as an audit committee financial expert.

     Diamond has adopted a Code of Ethics that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Diamond intends to post amendments to or waivers from its Code of Ethics, of the type referred to in Item 5.05 of Form 8-K, to the extent applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, on our website. Diamond shall provide to any person without charge, upon request, a copy of its Code of Ethics. The request should be in writing and sent to Diamond at 220 Division Street, Kingston, Pennsylvania, 18704 (Attn: General Counsel).

     The following table sets forth certain information concerning Diamond's directors and executive officers:

              NAME                  AGE   POSITION
              ----                  ---   --------
Kenneth Levine...................    51   Chairman of the Board and Director
Norman Harris....................    50   Chief Executive Officer
Michael A. Sumsky................    46   President, Chief Financial Officer and
                                          General Counsel
Jonathan A. Seiffer..............    33   Director
John G. Danhakl..................    49   Director
Jonathan D. Sokoloff.............    47   Director

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

     MICHAEL A. SUMSKY was appointed Diamond's President in January 2002. Mr. Sumsky continues to serve as Chief Financial Officer and General Counsel since joining Diamond in 1995. Before his appointment as Diamond's President, Mr. Sumsky served as Executive Vice President since 1995. Prior to joining Diamond, Mr. Sumsky was the co-founder of a distributorship of seasonal gift electronics and other consumer products since 1991. Mr. Sumsky was employed by Emerson Radio Corporation in various financial and legal capacities from 1986 to 1989 and from 1990 to 1991. From 1989 to 1990, Mr. Sumsky was an associate at Parker, Duryee, Rosoff & Haft, a New York City law firm.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table provides information about the compensation paid by Diamond to its Chairman of the Board and its two other executive officers during the fiscal years ended December 31, 2004, 2003 and 2002. The Chairman of the Board and the two other executive officers of Diamond are collectively referred to as the "Named Executive Officers."

                                                                       LONG-TERM COMPENSATION
                                                                 ---------------------------------
                                                                          AWARDS           PAYOUTS
                                        ANNUAL COMPENSATION      -----------------------   -------
                                    --------------------------                SECURITIES
                                                        OTHER                   UNDER-                 ALL
                                                        ANNUAL   RESTRICTED      LYING                OTHER
                                                       COMPEN-     STOCK        OPTION/      LTIP     COMPEN
NAME AND PRINCIPAL                   SALARY    BONUS    SATION    AWARD(S)       SARS      PAYOUTS   -SATION
     POSITION                YEAR      ($)      ($)      ($)        ($)           (#)        ($)       ($)
------------------           ----   --------   -----   -------   ----------   ----------   -------   -------
Kenneth Levine               2004   $108,692     --       --           --       --          --       $2,174(2)
Chairman of the Board and    2003   $308,077     --       --           --       --          --       $4,000(2)
Director                     2002   $300,000     --       --           --       --          --       $3,667(2)
Norman Harris                2004   $400,000     --       --     $105,408(1)    --          --       $4,333(2)
Chief Executive Officer      2003   $407,692     --       --     $105,408(1)    --          --       $4,000(2)
                             2002   $367,902     --       --     $166,899(1)    --          --       $3,667(2)
Michael A. Sumsky            2004   $350,000     --       --           --       --          --       $4,333(2)
President, Chief Financial   2003   $346,346     --       --           --       --          --       $4,000(2)
Officer, General Counsel     2002   $321,460     --       --           --       --          --       $3,667(2)

----------
(1)  Income earned in accordance with Restrictive Stock Agreement..

(2) Represents Diamond's net contribution on behalf of the Named Executive Officer to Diamond's 401(k) Profit Sharing Plan.

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES. The following table provides information regarding the exercise price of stock options during the fiscal year ended December 31, 2004 for each of Diamond's Named Executive Officers and the year-end value of unexercised options held by the Named Executive Officers.

                                                               NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED        IN-THE-MONEY
                                                              OPTIONS/SARS AT FISCAL   OPTIONS/SARS AT FISCAL
                                                                   YEAR-END (#)             YEAR-END ($)
                    SHARES ACQUIRED ON                             EXERCISABLE/             EXERCISABLE/
       NAME            EXERCISE (#)      VALUE REALIZED ($)        UNEXERCISABLE            UNEXERCISABLE
       ----         ------------------   ------------------   ----------------------   ----------------------
Kenneth Levine              N/A                 N/A                     N/A                      N/A
Norman Harris                --                  --                    0/450                     0/0
Michael A. Sumsky            --                  --                    0/450                     0/0

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

STOCK OPTION PLAN

     In September 1998, Diamond's Board of Directors and stockholders approved and adopted the Diamond Triumph Auto Glass, Inc. 1998 Management Stock Option Plan (the "1998 Plan"). The purpose of the 1998 Plan is to provide key employees of Diamond and its subsidiaries with an incentive to remain in the service of Diamond or its subsidiaries, to enhance Diamond's long-term performance and to afford key employees the opportunity to acquire a proprietary interest in Diamond. Currently, the 1998 Plan is administered by Diamond's Board of Directors. An aggregate of 30,000 shares of Common Stock are authorized for issuance under the 1998 Plan. As of December 31, 2004, the Board of Directors had granted options to purchase a total of 21,575 shares of Common Stock under the 1998 Plan. These options vest in five equal annual installments, commencing on the first anniversary of the date of grant. Vested options may not be exercised until the earlier of: (1) 90 days after Diamond's Common Stock has become publicly traded and (2) 91 days prior to the tenth anniversary of the date of grant. The 1998 Plan expires in September 2008.

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

     On June 1, 2002, Diamond entered into a Restricted Stock Agreement with Mr. Harris (the "Agreement") pursuant to which the executive purchased from Diamond 26,366 shares (the "Restricted Shares") of Diamond's common stock, par value $0.01 per share, for nominal consideration. The Agreement generally restricts the sale or transferability of shares of Common Stock held by the executive before the Restrictions (as defined in the Agreement) have lapsed. The executive has all rights and privileges of a stockholder with respect to the Restricted Shares, including voting rights and the right to receive dividends paid with respect to the Restricted Shares. Generally, the Restricted Shares vest and the Restrictions lapse: (i) with respect to 20% of the Restricted Shares on the Grant Date; and (ii) with respect to 20% of the Restricted Shares on each subsequent anniversary of the Grant Date until the Restricted Shares are fully vested. Compensation expense, unearned restricted stock compensation, and proceeds from common stock issued have been recognized based on the vesting periods and an estimated fair market value of $20 per share. Compensation expense related to the Agreement was approximately $105,000, $105,000 and $167,000 for 2004, 2003 and 2002, respectively.

     On October 21, 2004, Diamond entered into an employment agreement with Michael A. Sumsky pursuant to which Mr. Sumsky agreed to serve as the President, Chief Financial Officer, Secretary and General Counsel of Diamond at an annual salary of $350,000, subject to annual review based on Diamond's and the executive's performance. The agreement with Mr. Sumsky also provides for the following:

     (1) An initial term of approximately fourteen months, beginning on October 21, 2004 and ending on December 31, 2005.

     (2) In addition to his base salary, for each calendar year beginning on January 1, 2005, the executive is entitled to receive an annual bonus equal to a percentage of Diamond's EBITDA in excess of specified thresholds, not to exceed $180,000.

     (3) In the event the executive is terminated by Diamond for cause (as defined in the employment agreement) or in the event the executive resigns, Diamond will pay the executive the executive's base salary through the date of termination.

     (4) In the event the executive is terminated due to death or disability (as defined in the employment agreement), the executive will receive:

          - his base salary for a period of 12 months (but in no event beyond December 31, 2005); and

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

     On November 17, 2003, Diamond entered into employment agreements with each of Kenneth Levine and Richard Rutta pursuant to which they each agreed to serve as the Co-Chairmen of the Board of Diamond. Each of the agreements with Messrs. Levine and Rutta provided for the following:

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

     On October 21, 2004, Richard Rutta resigned as the Co-Chairman and a member of the Board of Directors of Diamond . Mr. Rutta resigned to pursue personal endeavors, and not due to a disagreement on any matter relating to Diamond's operations, policies or practices.

     Effective February 28, 2005, the employment agreement with Mr. Levine was amended to increase his annual base salary to $320,000, and further modified his agreement to serve in the capacity of the Chairman of the Board during the term of the employment agreement. All other aspects of his employment agreement remained unchanged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information regarding the beneficial ownership of Diamond's Common Stock and Preferred Stock, as of April 4, 2005, by (1) each person known by Diamond to be the beneficial owner of more than 5% of the Common Stock, (2) each director, (3) Diamond's Named Executive Officers, and (4) all of Diamond's executive officers and directors as a group. Except as indicated in the footnotes to this table, Diamond believes that the persons named in this table have sole voting and investment power with respect to all of the shares of Common Stock and Preferred Stock indicated.

                                              COMMON STOCK              PREFERRED STOCK
                                           BENEFICIALLY OWNED          BENEFICIALLY OWNED
                                       -------------------------   -------------------------
                                       NUMBER OF   PERCENTAGE OF   NUMBER OF   PERCENTAGE OF
                NAME                     SHARES        CLASS         SHARES        CLASS
                ----                   ---------   -------------   ---------   -------------
Green Equity Investors II, L.P. (1)      770,000        76.1%       28,000          80.0%
Jonathan A. Seiffer (1)(2)               770,000        76.1%       28,000          80.0%
John G. Danhakl (1)(2)                   770,000        76.1%       28,000          80.0%
Jonathan D. Sokoloff (1)(2)              770,000        76.1%       28,000          80.0%
Kenneth Levine (1)                       200,000        19.8%        7,000          20.0%
Norman Harris (1)                         41,366         4.1%           --
All directors and executive officers
   as a group
(6 persons)(3)                         1,011,366       100.0%       35,000        100.00%

(1) The address of Green Equity Investors II, L.P. and Messrs. Seiffer, Danhakl and Sokoloff is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. The address of Messrs. Levine and Harris is 220 Division Street, Kingston, Pennsylvania 18704.

(2) The shares shown as beneficially owned by Messrs. Seiffer, Danhakl and Sokoloff represent the 770,000 shares of Common Stock and the 28,000 shares of Preferred Stock owned of record by Green Equity Investors II, L.P. Green Equity Investors II, L.P. is a Delaware limited partnership managed by LGP. Each of Jonathan D. Sokoloff, John G. Danhakl, Peter J. Nolan, Jonathan A. Seiffer, John M. Baumer and Timothy J. Flynn either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP. As such, Messrs. Sokoloff, Danhakl, Nolan, Seiffer, Baumer and Flynn may be deemed to have shared voting and investment power with respect to all shares held by Green Equity Investors II, L.P. These individuals disclaim beneficial ownership of the securities held by Green Equity Investors II, L.P. Each of these individual's address is c/o Leonard Green & Partners, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California, 90025.

(3)  Includes the shares referred to in Note 2 above.

     Set-out below is a table containing information as of the end of the last fiscal year of executive compensation plan split between plans (including individual compensation arrangements) approved by security holders and plans that have not been approved by security holders:

                                                                     NUMBER OF
                                                                     SECURITIES
                                    NUMBER OF                         REMAINING
                                  SECURITIES TO      WEIGHTED-      AVAILABLE FOR
                                    BE ISSUED         AVERAGE      FUTURE ISSUANCE
                                      UPON        EXERCISE PRICE    UNDER EQUITY
                                   EXERCISE OF          OF          COMPENSATION
                                   OUTSTANDING      OUTSTANDING         PLANS
                                    OPTIONS,         OPTIONS,        (EXCLUDING
                                  WARRANTS AND     WARRANTS AND      SECURITIES
                                     RIGHTS           RIGHTS        REFLECTED IN
                                       (A)              (B)          COLUMN (A))
                                  -------------   --------------   ---------------
EQUITY COMPENSATION PLANS
   APPROVED BY SECURITY HOLDERS       21,575            $20             8,425
EQUITY COMPENSATION PLANS NOT
   APPROVED BY SECURITY HOLDERS           --             --                --
                                      ------            ---             -----
TOTAL                                 21,575            $20             8,425
                                      ------            ---             -----

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

     On November 17, 2003, Diamond entered into an employment agreement with each of Kenneth Levine and Richard Rutta, pursuant to which Messrs. Levine and Rutta agreed to serve as the Co-Chairmen of Diamond at an annual salary of $320,000, subject to annual review based on Diamond's and Messrs. Levine and Rutta's performance. The employment agreements provided for a term commencing on November 17, 2003 and ending on November 16, 2004. On March 15, 2004, the employment agreements were amended to reduce the annual salary for Messrs. Levine and Rutta to $52,000. On October 21, 2004, Richard Rutta resigned as the Co-Chairman and a member of the Board of Directors of Diamond. Mr. Rutta resigned to pursue personal endeavors, and not due to a disagreement on any matter relating to Diamond's operations, policies or practices. In addition to his annual salary, Mr. Levine is eligible to receive a bonus based upon the achievement of certain criteria.

     Effective February 28, 2005, the employment agreement with Mr. Levine was amended to increase his annual base salary to $320,000, and further modified his agreement to serve in the capacity of the Chairman of the Board during the term of the employment agreement. All other aspects of his employment agreement remained unchanged. The employment agreement also contains various severance, non-competition, non-solicitation provisions, non-disclosure and assignment of inventions provisions. (See Executive Compensation--Employment Agreements.)

LEASE

     Kenneth Levine and Richard Rutta are the sole partners of a partnership, which leases to Diamond, Diamond's headquarters and distribution facility in Kingston, Pennsylvania and 18 service center locations. Following the Recapitalization, at Diamond's request, Kenneth Levine and Richard Rutta caused the partnership to renew or extend the leases on the facilities through December 31, 2010, on terms substantially similar to those applicable to those facilities on January 15, 1998, provided that the monthly rental amounts increase 4.0% each calendar year beginning January 1, 1999. Rental payments to the partnership for the facilities aggregated $979,000 $675,000 and $611,000 in 2004, 2003 and 2002,
respectively.

     On November 1, 2003, Diamond entered into an amendment to that certain lease agreement dated July 1, 2000 between Richard Rutta & Kenneth Levine Real Estate Partnership, a partnership wholly owned by Richard Rutta and Kenneth Levine, and Diamond for certain leased premises located at 220 Division Street, Kingston, PA 18704. The amendment increased the square footage being leased to Diamond from 102,075 square feet to 206,080 square feet and increased the total annual rent from $236,000 to $466,000. The annual rent will be increased by four percent on January 1, 2004 and each calendar year beginning January 1 thereafter.

STOCKHOLDERS AGREEMENT

     On March 31, 1998, Green Equity Investors II, L.P., Kenneth Levine, Richard Rutta and Diamond entered into a Stockholders Agreement. The Stockholders Agreement generally restricts the transferability of shares of Common Stock held by Kenneth Levine and Richard Rutta. The Stockholders Agreement also established a right of first refusal in favor of Green Equity Investors II, L.P. or Diamond in the event Kenneth Levine or Richard Rutta seek to transfer any of their shares of Common Stock to a third party pursuant to a bona fide offer. In addition, Green Equity Investors II, L.P. has certain "drag-along" rights and certain sales of Common Stock by Green Equity Investors II, L.P. are subject to "tag-along" rights of Kenneth Levine and Richard Rutta to participate in those sales. The Stockholders Agreement also grants demand registration rights to Green Equity Investors II, L.P. and piggyback registration rights to Green Equity Investors II, L.P., Kenneth Levine and Richard Rutta.

     On December 1, 2004, Kenneth Levine and Richard Rutta consummated a purchase agreement, dated as of October 21, 2004, whereas Kenneth Levine, for consideration, purchased 100,000 shares of common stock and 3,500 shares of preferred stock from Richard Rutta, which represented all of Diamond's stock owned by Richard Rutta on that date. In addition, as of October 21, 2004, a letter agreement was entered into between Richard Rutta and Diamond, which, among other things, subjects Mr. Rutta to continued compliance with the non-competition and non-solicitation covenants set forth in the employment agreement by and between Diamond and Mr. Rutta dated as of November 17, 2003. (See Executive Compensation--Employment Agreements.)

     Pursuant to the Stockholders Agreement, Green Equity Investors II, L.P. and Kenneth Levine have agreed to vote their shares of Common Stock in favor of the election of Kenneth Levine as a director of Diamond so long as he is an executive officer of Diamond.

     Subject to early termination of the provisions described above (other than those relating to registration rights) at the time, if any, as the Common Stock is publicly held, the Stockholders Agreement terminates on the tenth anniversary of the date thereof.

MANAGEMENT SHARE AGREEMENTS

     On March 31, 1998, Diamond and Green Equity Investors II, L.P. entered into Management Subscription and Stockholders Agreement with Norman Harris, which is referred to as the "Management Share Agreement." Pursuant to the Management Share Agreement, the shares of Common Stock purchased by Mr. Harris in the transaction related to the Recapitalization are subject to various transfer restrictions and purchase rights. The Management Share Agreement also contain certain "piggyback," registration rights, "tag-along" sale rights, "drag-along" sale obligations and a right of first refusal in favor of Green Equity Investors II, L.P. or Diamond in the event Mr. Harris seeks to transfer his shares of Common Stock to a third party pursuant to a bona fide offer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has reviewed the audit and non-audit fees that Diamond has paid to its independent registered public accounting firm for purposes of considering whether such fees are compatible with maintaining the auditor's independence.

Audit Fees. Fees for services rendered by BDO Seidman, LLP for the reviews of periodic reports and for the audits of the financial statements of Diamond were $115,000 for 2004.

     Fees for services rendered by KPMG LLP for the reviews of periodic reports and for the audits of the financial statements of Diamond were $20,000 for 2004 and $122,200 for 2003.

Tax Fees. Aggregate fees billed for tax services rendered by KPMG LLP to Diamond consisted of $26,000 in 2003 and $66,140 in 2004.

The Board of Directors pre-approves the audit and non-audit services performed by the independent auditors to assure that the provision of such services does not impair the auditor's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

     (1) All financial statements of Diamond for the year ended December 31, 2004 are filed herewith. See Item 8 of this Annual Report for a list of such financial statements.

     (2) All financial statement schedules have been omitted as the required information is inapplicable or has been included in the financial statements and notes thereto.

     (3)  Exhibits - See response to paragraph (c) below.

(c) Exhibits.

EXHIBIT
NUMBER                                  DESCRIPTION
--------                                -----------
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

10.20(6) Employment Agreement, dated November 17, 2003, between Diamond Triumph Auto Glass, Inc. and Kenneth Levine

10.21(6) Amendment of March 15, 2004 to the Employment Agreement by and between Diamond Triumph Auto Glass, Inc. and Kenneth Levine dated November 17, 2003.

10.22(6) Employment Agreement, dated November 17, 2003, between Diamond Triumph Auto Glass, Inc. and Richard Rutta.

10.23(6) Amendment of March 15, 2004 to the Employment Agreement by and between Diamond Triumph Auto Glass, Inc. and Richard Rutta dated November 17, 2003.

10.24(7) Waiver and Amendment Number Eight to Financing Agreement, dated March 27, 2000, between the CIT Business Group/Business Credit, Inc. and Diamond Triumph Auto Glass, Inc.

10.25(8) Employment Agreement, dated October 21, 2004, between Diamond Triumph Auto Glass, Inc. and Michael A. Sumsky.

10.26(8) Waiver and Amendment Number Nine to Financing Agreement, dated March 27, 2000, between the CIT Business Group/Business Credit, Inc. and Diamond Triumph Auto Glass, Inc.

10.27 Letter Agreement dated as of October 21, 2004 between Diamond Triumph Auto Glass, Inc and Richard Rutta.

10.28 Amendment as of February 28, 2005 to the Employment Agreement by and between Diamond Triumph Auto Glass, Inc. and Kenneth Levine dated November 17, 2003.

10.29 Waiver to Financing Agreement, dated March 27, 2000, between the CIT Business Group/Business Credit, Inc. and Diamond Triumph Auto Glass, Inc.

10.30 Amendment Number Ten to Financing Agreement, dated March 27, 2000, between the CIT Business Group/Business Credit, Inc. and Diamond Triumph Auto Glass, Inc

14.0(6)    Code of Ethics.

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

----------
(1) Incorporated by reference to Diamond's Registration Statement on Form S-4 filed with the SEC on March 30, 2000.

(2) Incorporated by reference to Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3) Incorporated by reference to Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(4) Incorporated by reference to Diamond's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(5) Incorporated by reference to Diamond's Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(6) Incorporated by reference to Diamond's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(7) Incorporated by reference to Diamond's Quarterly Report on Form 10-Q for the period ended March 31, 2004.

(8) Incorporated by reference to Diamond's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        DIAMOND TRIUMPH AUTO GLASS, INC.


                                        By:
                                            ------------------------------------
                                            Name:  Kenneth Levine
                                            Title: Chairman of the Board

Dated: April 4, 2005

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            Signature                            Title(s)                     Date
            ---------                            --------                     ----


---------------------------------   Chairman of the Board and Director   April 4, 2005
Kenneth Levine


---------------------------------   Chief Executive Officer              April 4, 2005
Norman Harris


---------------------------------   Chief Financial Officer              April 4, 2005
Michael A. Sumsky


---------------------------------   Director                             April 4, 2005
Jonathan Seiffer


---------------------------------   Director                             April 4, 2005
John G. Danhakl


---------------------------------   Director                             April 4, 2005
Jonathan D. Sokoloff

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

     The registrant has not sent an annual report or proxy material to its security holders.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                                 ----
Report of Independent Registered Public Accounting Firm (Current auditors) ...    F-2

Report of Independent Registered Public Accounting Firm (Former auditors) ....    F-3

Consolidated Balance Sheets, December 31, 2004 and 2003 ......................    F-4

Consolidated Statements of Operations for the Years
   Ended December 31, 2004, 2003 and 2002 ....................................    F-6

Consolidated Statements of Stockholders' Deficit for the Years
   Ended December 31, 2004, 2003 and 2002 ....................................    F-7

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2004, 2003 and 2002 ....................................    F-8

Notes to Consolidated Financial Statements ...................................    F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Diamond Triumph Auto Glass, Inc.
Kingston, PA

     We have audited the accompanying consolidated balance sheet of Diamond Triumph Auto Glass, Inc. and subsidiary as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Triumph Auto Glass, Inc. and subsidiary at December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP

Philadelphia, PA

March 24, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Diamond Triumph Auto Glass, Inc.:

     We have audited the accompanying consolidated balance sheet of Diamond Triumph Auto Glass, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Triumph Auto Glass, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP
Philadelphia, Pennsylvania
March 15, 2004

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2004 and 2003

                 (Dollars in Thousands except per share amounts)

                                                                        2004       2003
                                                                      --------   -------
                               ASSETS

Current assets:
   Cash and cash equivalents                                          $    139        35
   Accounts receivable, less allowance for doubtful accounts
      of $250 for 2004 and $413 for 2003                                10,160    10,353
   Other receivables                                                       431       402
   Inventories                                                          12,135    13,493
   Prepaid expenses                                                      1,838     1,783
   Deferred income taxes, less valuation allowance
      of $3,204 for 2004                                                     0     3,038
                                                                      --------   -------
      Total current assets                                              24,703    29,104
                                                                      --------   -------

Equipment and leasehold improvements:
   Vehicles                                                              4,225     5,459
   Computers and office equipment                                        3,630     3,431
   Computer software                                                     8,194     7,869
   Other equipment                                                         670       663
   Leasehold improvements                                                  694       644
                                                                      --------   -------
                                                                        17,413    18,066
   Accumulated depreciation and amortization                           (12,509)  (11,519)
                                                                      --------   -------
      Net equipment and leasehold improvements                           4,904     6,547

Unamortized deferred loan costs and senior notes discount, net           2,050     2,706

Deferred income taxes, less valuation allowance of $36,943 for 2004          0    36,473

Other assets                                                               380       502
                                                                      --------   -------
Total assets                                                          $ 32,037    75,332
                                                                      ========   =======

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2004 and 2003

                 (Dollars in Thousands except per share amounts)

                                                                                 2004       2003
                                                                              ---------   --------
                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                           $  12,231     12,492
   Accrued expenses
      Payroll and related items                                                   4,211      4,341
      Accrued interest                                                            1,850      1,859
      Accrued income taxes                                                          466        461
      Other                                                                       1,582      1,141
                                                                              ---------   --------
         Total accrued expenses                                                   8,109      7,802
                                                                              ---------   --------

            Total current liabilities                                            20,340     20,294
                                                                              ---------   --------

Long-term debt:
   Senior notes                                                                  79,758     79,758
   Credit Facility                                                                  250      2,500
                                                                              ---------   --------
      Total long-term debt                                                       80,008     82,258
                                                                              ---------   --------

            Total liabilities                                                   100,348    102,552
                                                                              ---------   --------

Series A 12% senior redeemable cumulative preferred stock - par value $0.01 per share; authorized 100,000 shares; issued and outstanding
   35,000 shares in 2004 and 2003, at liquidation preference value               77,745     69,076
                                                                              ---------   --------

Stockholders' deficit:
   Common stock, 2004 and 2003 par value $0.01 per share; authorized
      1,100,000 shares; issued and outstanding 1,026,366 shares in 2004
      and 2003                                                                       10         10
   Additional paid-in capital                                                    18,574     27,244
   Deferred compensation                                                           (149)      (255)
   Accumulated deficit                                                         (164,191)  (122,995)
   Common stock in treasury, at cost, 15,000 shares in 2004 and 2003               (300)      (300)
                                                                              ---------   --------
            Total stockholders' deficit                                        (146,056)   (96,296)
                                                                              ---------   --------
Total liabilities and stockholders' deficit                                   $  32,037     75,332
                                                                              =========   ========

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years Ended December 31, 2004, 2003 and 2002

                             (Dollars in Thousands)

                                                          2004       2003      2002
                                                        --------   -------   -------
Net sales                                               $208,424   218,703   201,623
Cost of sales                                             59,108    65,966    59,525
                                                        --------   -------   -------
      Gross profit                                       149,316   152,737   142,098
                                                        --------   -------   -------

Operating expenses:
   Payroll                                                87,174    86,119    80,730
   Advertising and promotional                            12,927    13,976    12,800
   Other operating expenses                               40,515    40,625    36,777
   Depreciation and amortization                           2,195     2,784     3,014
                                                        --------   -------   -------
                                                         142,811   143,504   133,321
                                                        --------   -------   -------

      Income from operations                               6,505     9,233     8,777

Other (income) expense:
   Interest income                                            (7)      (22)     (221)
   Interest expense                                        8,222     7,706     8,826
                                                        --------   -------   -------

                                                           8,215     7,684     8,605
                                                        --------   -------   -------

      (Loss) income before provision for income taxes     (1,710)    1,549       172

Provision for income taxes                                39,486       795       261
                                                        --------   -------   -------

      Net (loss) income                                  (41,196)      754       (89)

Preferred stock dividends                                  8,670     7,703     6,843
                                                        --------   -------   -------
Net loss applicable to common stockholders              $(49,866)   (6,949)   (6,932)
                                                        ========   =======   =======

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Deficit

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

                                  COMMON STOCK       ADDITIONAL
                             ---------------------     PAID-IN      DEFERRED     ACCUMULATED   TREASURY
                               SHARES      AMOUNT      CAPITAL    COMPENSATION     DEFICIT       STOCK      TOTAL
                             ----------   --------   ----------   ------------   -----------   --------   ---------
Balance, December 31, 2001    1,000,000      $10       41,263                     (123,660)               $ (82,387)
Issuance of common stock         26,366                   527         (527)
Amortization of deferred
   compensation                                                        167                                      167
Purchase of treasury stock                                                                       (300)         (300)
Net Loss                                                                               (89)                     (89)
Preferred stock dividends                              (6,843)                                               (6,843)
                              ---------      ---       ------         ----        --------       ----     ---------
Balance, December 31, 2002    1,026,366       10       34,947         (360)       (123,749)      (300)      (89,452)
                              ---------      ---       ------         ----        --------       ----     ---------
Amortization of deferred
   compensation                                                        105                                      105
Net Income                                                                             754                      754
Preferred stock dividends                              (7,703)                                               (7,703)
                              ---------      ---       ------         ----        --------       ----     ---------
Balance, December 31, 2003    1,026,366       10       27,244         (255)       (122,995)      (300)      (96,296)
                              ---------      ---       ------         ----        --------       ----     ---------
Amortization of deferred
   compensation                                                        106                                      106
Net Loss                                                                           (41,196)                 (41,196)
Preferred stock dividends                              (8,670)                                               (8,670)
                              ---------      ---       ------         ----        --------       ----     ---------
Balance, December 31, 2004    1,026,366      $10       18,574         (149)       (164,191)      (300)    $(146,056)
                              ---------      ---       ------         ----        --------       ----     ---------

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

                                                                        2004       2003     2002
                                                                      --------   -------   ------
Cash flows from operating activities:
Net (loss) income                                                     $(41,196)      754      (89)
                                                                      --------   -------   ------
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
      Depreciation and other amortization                                2,195     2,784    3,014
      Deferred income taxes                                             39,511       698    1,442
      Amortization of deferred loan costs and senior notes discount        656       783      939
      Gain on extinguishment of debt                                        --    (1,140)  (1,430)
      Provision for doubtful accounts                                      354       482      832
      Loss (gain) on sale of fixed assets                                   46       (30)     (36)
      Amortization of deferred compensation                                106       105      167
      Changes in assets and liabilities:
         Accounts and other receivables                                   (190)      516     (600)
         Inventories                                                     1,358     2,219    1,045
         Prepaid expenses                                                  (55)     (221)    (179)
         Accounts payable                                                 (261)    2,636     (784)
         Accrued expenses                                                  307    (1,243)     (18)
                                                                      --------   -------   ------
         Net cash provided by operating activities                       2,831     8,343    4,303
                                                                      --------   -------   ------
Cash flows from investing activities:
   Capital expenditures                                                   (748)   (1,385)  (3,271)
   Proceeds from sale of equipment                                         149        89       85
   Decrease (increase) in other assets                                     122       (16)      12
                                                                      --------   -------   ------
         Net cash used in investing activities                            (477)   (1,312)  (3,174)
                                                                      --------   -------   ------
Cash flows from financing activities:
   Payment for redemption of senior notes                                   --   (11,590)  (5,276)
   Net proceeds from bank facility                                      20,750     6,500       --
   Payments on bank facility                                           (23,000)   (4,000)      --
   Deferred debt costs                                                      --        --      (51)
   Repurchase of common stock                                               --        --     (300)
                                                                      --------   -------   ------
         Net cash used in financing activities                          (2,250)   (9,090)  (5,627)
                                                                      --------   -------   ------
         Net increase (decrease) in cash and cash equivalents              104    (2,059)  (4,498)
Cash and cash equivalents, beginning of year                                35     2,094    6,592
                                                                      --------   -------   ------
Cash and cash equivalents, end of year                                $    139        35    2,094
                                                                      ========   =======   ======

See accompanying notes to consolidated financial statements.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

(1)  DESCRIPTION OF ENTITY

     Diamond Triumph Auto Glass, Inc. (the "Company"), headquartered in Kingston, Pennsylvania, is a provider of automotive glass replacement and repair services in the Northeast, Mid-Atlantic, Midwest, Southwest, Southeast and Western regions of the United States. At December 31, 2004, the Company operated a network of 249 automotive glass service centers, approximately 1,000 mobile installation vehicles and six distribution centers in 44 states.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  CASH AND CASH EQUIVALENTS

     Investments with original maturities of three months or less are considered cash equivalents.

     (B)  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory consists primarily of replacement autoglass. In 2004, only 2 suppliers represented more than 10% of the Company's total replacement autoglass purchases, or a combined total of approximately 33%.

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

     Costs related to the development of software for a new back office sales audit and financial accounting system and point of sale system were capitalized in accordance with AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Upon completion of each of the projects in 2004, 2003 and 2002, the Company commenced amortizing the software costs over the estimated useful life of five years. Unamortized computer software costs were $2,301, $2,940 and $3,871 at December 31, 2004, 2003 and 2002, respectively. Amortization expense in 2004, 2003 and 2002 for capitalized computer software costs was $964, $1,416 and $1,034, respectively.

     Maintenance and repairs that do not add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

     (D)  INCOME TAXES

     Under the asset and liability method of SFAS No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

     income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of any change.

     (E)  DEFERRED LOAN COSTS AND SENIOR NOTES DISCOUNT

     Deferred loan costs and senior notes discount are amortized over the life of the related debt and included in interest expense.

     (F)  ACCOUNTS RECEIVABLE

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company provides for an allowance for doubtful accounts. The allowance for doubtful accounts was $250 at December 31, 2004 and $413 at December 31, 2003. Write offs against the allowance were $354, $482, and $632 in 2004, 2003, and 2002 respectively. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and current economic and customer specific data. Past due balances over 180 days and a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by customer type. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

     (G)  REVENUE RECOGNITION

     Revenue from auto glass installation and related services is recognized when the installation is complete or the service is performed.

     (H)  ADVERTISING

     The Company expenses all advertising costs as incurred. The most significant advertising costs relate to yellow pages advertisements. The costs of yellow pages advertising are expensed at the time the yellow pages phone book is published. Total advertising expense was $ 8,097, $9,213 and $9,039 in 2004, 2003 and 2002, respectively.

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

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

     (K)  STOCK OPTION PLAN

     The Company accounts for its stock option plan (Note - 7) using the intrinsic-value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic-value method, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 established a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. In December 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" ("SFAS 123R"). This statement replaces SFAS 123, supersedes APB No. 25 and amends SFAS 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective for the first interim or annual reporting period that begins after June 15, 2005, which will be for the period covered by our quarterly report on Form 10-Q for the third quarter of 2005.

     As allowed by SFAS 123, the Company has elected to continue to account for its employee stock-based compensation plans under APB No. 25, and adopted only the disclosure requirements of SFAS 123. Had compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of the grant, as prescribed under SFAS 123, as amended by SFAS 148, "Accounting for stock-based compensation," the Company's net (loss) income and earnings per share would have been reduced to the following pro forma amounts:

                                                      2004     2003   2002
                                                    --------   ----   ----
Net (loss) income                                   $(41,196)   754    (89)
   As reported
   Add stock-based employee compensation expense         105     64    167
      included in reported net income, net of tax
   Deduct total stock-based employee compensation
      expense determined under fair-value-based
      method for all rewards, net of tax                (114)   (73)  (177)
                                                    --------    ---   ----
   Pro forma net (loss) income                       (41,205)   745    (99)
                                                    ========    ===   ====

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

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

     (M)  RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
     Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement did not have any impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Statement did not have any impact on our consolidated financial statements.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" (SFAS 123R). This statement replaces SFAS 123, "Accounting for Stock-Based Compensation," supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and amends SFAS 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective the first interim or annual reporting period that begins after June 15, 2005, which will be for the period covered by our quarterly report on Form 10-Q for the third quarter of 2005. We currently account for stock option grants using the intrinsic-value method in accordance with APB
     25. Under the intrinsic-value method, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. If we would have applied the fair value recognition provisions of SFAS 123R, we would have had a charge to earnings of $9 for stock-based employee compensation, net of related income taxes, for 2004.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS

For purposes of estimating the fair value of financial instruments, the Company has determined that the carrying amounts recorded on the balance sheet approximate the fair value for cash and cash equivalents, accounts and other receivables and current liabilities. In making this determination, the Company considered the short-term maturity of those assets and liabilities. The fair value of the Company's senior notes is estimated based on quoted market prices for those or similar investments. The estimated fair value of the Company's senior notes is $74,973 at December 31, 2004. The fair value of the Company's Preferred Stock approximates the liquidation preference.

(4)  OTHER LIABILITIES

Accrued other expenses consists of the following:

                                      2004      2003
                                     ------    ------
Sales Tax Payable                    $  380    $  336
Sales Credit Accrual                    232       309
Warranty Reserve                        125       107
Unearned Vehicle Rebate Receivable      844       389
                                     ------    ------
                                     $1,581    $1,141
                                     ======    ======

(5)  LONG -TERM DEBT

Long-term debt consists of the following:

                    2004     2003
                  -------   ------
Senior Notes      $79,758   79,758
Credit Facility       250    2,500
                  -------   ------
                  $80,008   82,258
                  =======   ======

On March 27, 2000, the Company entered into a Credit Facility, which had an initial term of four years and provided for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of the Company's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of the Company's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times the Company's EBITDA (as defined in the Credit Facility) for the prior twelve months. On November 26, 2003, the Company amended the Credit Facility, which, among other things, extended the term for an additional three year period through March 27, 2007. A portion of the Credit Facility, not to exceed $10,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. The Company had $6,841 in outstanding letters of credit at December 31, 2004. Borrowings under the Credit Facility bear interest, at the Company's discretion, at either the JPMorgan Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the JPMorgan Chase Manhattan Rate and 2.25% - 2.75% for the LIBOR Rate. The Company shall also pay the Letter of Credit Guaranty Fee (as defined in the Credit Facility) at an amount equal to 1.45% - 2.25% per annum, payable monthly, on the face amount of each outstanding Letter of Credit (as defined in the Credit Facility) less the amount of any and all amounts previously drawn under such Letters of Credit. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subjected to increases or reductions based upon the level of the Company's borrowings under the Credit Facility. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of the tangible and intangible assets of the Company. In addition, the Credit Facility contains certain restrictive covenants including, among other things, prior to March 30, 2005, the maintenance of a minimum EBITDA level of $10,500 for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. The Company amended the Credit Facility on November 15, 2004 with respect to the EBITDA levels required to be maintained through December 31, 2004. At December 31, 2004, the EBITDA level required to be maintained by the Company for the prior 12-month period was $8,500, which reverted back to $10,500 as of January 1, 2005. The Company was in compliance with these covenants at December 31, 2004. The Company also obtained a covenant waiver for the Credit Facility on March 4, 2005, with respect to the EBITDA levels required to be maintained for January and February of 2005, and amended the Credit Facility

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

on March 30, 2005. See footnote number 13, "Subsequent Events". $0.3 million was outstanding under the Credit Facility at December 31, 2004.

The senior notes mature on April 1, 2008 and bear interest at a rate of 9.25% per annum. The senior notes and the obligations of the Company under the indenture governing the senior notes (the "Note Indenture") are unconditionally guaranteed on a senior, unsecured basis by any subsidiary guarantor, of which there are currently none. The senior notes are callable after five years at a premium to par which declines to par after eight years. Upon a change of control, as defined in the Note Indenture, the Company is required to offer to redeem the senior notes at 101% of the principal amount plus accrued and unpaid interest. Restrictive covenants contained in the Note Indenture include, among other things, limitations on additional indebtedness, investments, dividends and certain other significant transactions. The Company was in compliance with all such covenants as of December 31, 2004.

During 2003 and 2002, the Company repurchased $13,242 and $7,000 face amount of senior notes respectively, for a repurchase price of $11,590 and $5,276, respectively. This repurchase resulted in a gain of $1,140 and $1,430 in 2003 and 2002, respectively, which was the difference between the carrying value of the senior notes, including unamortized debt issuance costs, at the time of their repurchase and the amount paid to repurchase the senior notes. This gain was included within interest expense for 2003 and 2002.

Maturities of long-term debt are as follows:

2004         $    --
2005              --
2006              --
2007             250
2008          79,758
Thereafter        --
             -------
             $80,008
             =======

Deferred loan costs and accumulated amortization are summarized as follows:

                                     ACCUMULATED
                           AMOUNT   AMORTIZATION   BALANCE
                           ------   ------------   -------
DECEMBER 31, 2004
Deferred loan costs        $4,339      $3,066       $1,273
Discount on senior notes   $2,393      $1,616       $  777
                           ------      ------       ------
                           $6,732      $4,682       $2,050
                           ======      ======       ======

DECEMBER 31, 2003
Deferred loan costs        $4,339      $2,649       $1,690
Discount on senior notes    2,393      $1,377       $1,016
                           ------      ------       ------
                           $6,732      $4,026       $2,706
                           ======      ======       ======

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

(6)  PREFERRED STOCK

On March 27, 1998, the Company's Board of Directors adopted a Certificate of Designation creating 35,000 in Series A 12% Senior Redeemable Cumulative Preferred Stock (the "Preferred Stock"). The stockholders of the Company have, effective July 1, 2003, amended its Charter with respect to its class of Preferred Stock, which eliminated the April 1, 2010 mandatory redemption clause. The Preferred Stock has a liquidation preference over the Common Stock equal to the initial liquidation value of the Preferred Stock plus accrued and unpaid dividends thereon. The Company may, at its option, redeem at any time the Preferred Stock, in whole or in part, at 100% of the liquidation value plus accrued and unpaid dividends. Upon a Change of Control (as defined), the Company must offer to repurchase the Preferred Stock at 100% of its liquidation value plus accrued and unpaid dividends, provided, however, that the Company shall not be obligated to (and shall not) offer to repurchase the Preferred Stock if such repurchase would violate the terms of the Credit Facility or the terms of the
Note Indenture.

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

At December 31, 2004 and 2003 the liquidation value of the Preferred Stock recorded on the Company's balance sheet was $77,745 and $69,076, respectively, which includes dividends of $42,745 and $34,076, respectively, added to the liquidation value.

(7)  COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company leases service center and warehouse space and is responsible for all related occupancy costs. Rental expense in 2004, 2003 and 2002 aggregated $6,244, $6,099 and $5,739, respectively, of which $979 $675 and $611, respectively, were for realty owned by a stockholder and executive officer, and a former stockholder and executive officer. Certain of the leases with unrelated parties contain various renewal options, and right of refusal purchase options.

In addition, the Company leases certain vehicles under operating leases having lease terms of 367 days. The leases have monthly renewal options over periods of up to eight years. Total rent expense for such leases amounted to $5,283 $4,934 and $4,009, for the years ended December 31, 2004, 2003 and 2002, respectively.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

Total lease commitments, including vehicles, are as follows:

                         THIRD    RELATED
             VEHICLES   PARTIES   PARTIES   TOTAL
             --------   -------   -------   -----
2005          $1,507    $3,398     $937    $5,842
2006              --    $1,696     $451    $2,147
2007              --    $  671     $469    $1,140
2008              --    $  283     $487    $  770
2009                    $  124     $507    $  631
Thereafter        --    $   17     $527    $  544

The vehicle lease agreement also provides for terminal lease payment for guaranteed residual values reduced by actual proceeds from the vehicle sale in the event the lease is not renewed over periods ranging from four to eight years. The contingent guaranteed residual value payment commitment was $11,946 at December 31, 2004.

The Company entered into a Management Services Agreement on March 31, 1998 with a related party pursuant to which the Company incurs an annual fee of $685. Expense under this agreement was $685 annually in 2004, 2003 and 2002.

The Company's stockholders have entered into a Stockholders Agreement and a Management Share Agreement, which restricts the transferability of certain shares, establishes rights of first refusal, and establishes rights among the parties to the agreements.

On December 1, 2004, Kenneth Levine and Richard Rutta consummated a purchase agreement, dated as of October 21, 2004, whereas Kenneth Levine, for consideration, purchased 100,000 shares of common stock and 3,500 shares of preferred stock from Richard Rutta, which represented all of Diamond's stock owned by Richard Rutta on that date. In addition, as of October 21, 2004, a letter agreement was entered into between Richard Rutta and Diamond, which, among other things, subjects Mr. Rutta to continued compliance with the non-competition and non-solicitation covenants set forth in the employment agreement by and between Diamond and Mr. Rutta dated as of November 17, 2003.

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

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

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

(8)  STOCK OPTION PLAN

In September 1998, the Board of Directors and stockholders of the Company approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of a total of 30,000 authorized and unissued shares of common stock. As of December 31, 2004, the Board of Directors had granted 21,575 options to key employees of the Company with an exercise price of $20.00 per share, which approximates fair value at the date of grant. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after the Company's Common Stock has become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008.

Summarized stock option data is as follows:

                                   EXERCISE      SHARES
                                    PRICE     UNDER OPTION
                                   --------   ------------
Outstanding at December 31, 2001                 29,575
   Granted                              --           --
   Exercised                            --           --
   Cancelled                         20.00       (1,350)
                                                -------
Outstanding at December 31, 2002                 28,225
   Granted                           20.00          500
   Exercised                            --           --
   Cancelled                         20.00       (6,550)
                                                -------
Outstanding at December 31, 2003                 22,175
   Granted                              --           --
   Exercised                            --           --
   Cancelled                         20.00         (600)
                                                -------
Outstanding at December 31, 2004                 21,575
                                                =======
Exercisable                         $   --           --

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

(9) INCOME TAXES

On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things, Green Equity Investors II, L.P. and other investors acquired 80.0% of the Common Stock and 80.0% of the Preferred Stock (the "Recapitalization"). The Recapitalization was consummated on March 31, 1998. For tax purposes, the parties made a joint election under Internal Revenue Code Sec. 338(h)(10), under which the assets and liabilities of the affiliates were recorded at their fair market values for tax purposes resulting in $118.5 million of tax deductible goodwill. A financial statement deferred tax asset was also established on March 31, 1998 in the amount of approximately $44.8 million with a credit to additional paid-in capital as the Recapitalization was recorded for financial statement purposes as a recapitalization for which purchase accounting was not applied.

The Internal Revenue Service (the "IRS") has concluded its audit of the tax periods ended December 31, 1998, 1999, and 2000. As a result of this audit, the IRS issued a notice of proposed adjustments on February 20, 2002, which included a disallowance of the tax-deductible goodwill resulting from the aforementioned Recapitalization. The IRS has asserted that the Recapitalization did not qualify as a stock purchase, and accordingly, that the election under IRC Section 338(h)(10) was not valid. As a result, if the IRS position were sustained, tax-deductible goodwill would not be recognizable by Diamond. Diamond strongly believes that the Recapitalization was properly accounted for, and has appealed the Internal Revenue Service's proposed adjustment.

On February 25, 2005, the Chief Financial Officer of Diamond was informed by an IRS appeals officer that the IRS had made a determination regarding the Diamond's election under IRC Section 338(h)(10). The IRS appeals officer communicated that, subject to final supervisory review and the issuance of a closing letter, the issue related to Diamond's election under the IRC Section 338(h)(10) has been resolved in Diamond's favor and that the proposed adjustment made by the IRS on February 20, 2002 to disallow Diamond's election under the IRC Section 338(h)(10) will be reversed. Based on this communication, Diamond expects to receive a final written determination from the IRS during the second calendar quarter of 2005 informing Diamond that the issue related to Diamond's election under the IRC Section 338(h)(10) has been resolved in Diamond's favor.

The proposed adjustments by the Internal Revenue Service would have resulted in $7.4 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2004, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would have been eliminated, as well as net operating loss carryforwards from previous deductions of the tax goodwill.

If such appeal were ultimately unsuccessful, the Internal Revenue Service's proposed adjustment would have a material adverse affect on Diamond's liquidity, cash flows, balance sheet and results of operations.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

Income tax expense consists of:

                                        APPLICABLE TO
                                ----------------------------
                                 CURRENT   DEFERRED    TOTAL
                                --------   --------   ------
Year ended December 31, 2004:
   Federal                        $ (5)       (383)     (388)
   State                           (20)        (73)      (93)
   Valuation reserve                --      39,967    39,967
                                  ----      ------    ------
                                  $(25)     39,511    39,486
                                  ====      ======    ======

                                        APPLICABLE TO
                                ----------------------------
                                 CURRENT   DEFERRED    TOTAL
                                --------   --------   ------
Year ended December 31, 2003:
   Federal                        $(24)       665       641
   State                           121         33       154
                                  ----       ----       ---
                                  $ 97        698       795
                                  ====       ====       ===


                                        APPLICABLE TO
                                ----------------------------
                                 CURRENT   DEFERRED    TOTAL
                                --------   --------   ------
Year ended December 31, 2002:
   Federal                         $(953)    1,164      211
   State                            (228)      278       50
                                 -------     -----      ---
                                 $(1,181)    1,442      261
                                 =======     =====      ===

Income tax expense applicable to continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

                                                             2004    2003   2002
                                                           -------   ----   ----
Computed "expected" tax expense                            $  (581)   526     59
Increase (reduction) in income taxes resulting from:
   State income taxes, net of federal income tax benefit       (62)   102     33
   Permanent items                                             162    167    169
   Valuation reserve                                        39,967     --     --
                                                           -------    ---    ---
                                                           $39,486    795    261
                                                           =======    ===    ===

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below.

                                                                 2004       2003
                                                               --------   -------
Deferred tax assets:
   Accounts receivable, principally due to
      allowance for doubtful accounts                          $     96   $   161
   Inventories, principally due to additional
      costs inventoried for tax                                     845       752
   Intangibles for tax purposes                                  25,109    28,156
   Advertising expenses not yet
      deducted for tax purposes                                   1,548     1,685
   Net operating loss and alternative minimum
      tax credit carryforward                                    12,103     8,842
   Liabilities and accruals for financial reporting purposes        662       553
                                                               --------   -------
      Total gross deferred tax assets                            40,363    40,149
Deferred tax liabilities:
   Plant and equipment, principally due to differences
      in depreciation and capitalized interest                      396       638
                                                               --------   -------
                                                                 39,967    39,511
      Valuation reserve                                         (39,967)        0
                                                               --------   -------
      Net deferred tax assets                                  $      0   $39,511
                                                               ========   =======

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

Management considered projected future taxable income, recent years taxable income and tax planning strategies in making the assessment. Based upon the level of taxable income over the past several years and projections of future taxable income over the next several years, management believes it is more likely than not that Diamond will not realize the benefits of these deductible differences. Therefore, Diamond established a valuation allowance against its deferred tax asset that resulted in a 100% reserve of this asset at December 31, 2004, or approximately $40.0 million. However, the amount of the deferred tax asset considered realizable could be reinstated if estimates of future taxable income during the amortization period are increased

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

(10) EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan covering all employees who meet the age and service requirements. Contributions to the plan are determined by the Company and are based upon a percentage of the annual compensation of all participants. The expense related to the plan amounted to $376, $370 and $340 for 2004, 2003 and 2002, respectively.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

                                               2004    2003     2002
                                              ------   -----   -----
Interest paid                                 $7,488   7,966   9,276
Noncash investing and financing activities:
   Preferred stock dividends                  $8,670   7,703   6,843

(12) LEGAL PROCEEDINGS

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

On November 1, 2002 and February 2, 2004, the Defendant filed a counter claim and second amended counterclaim, respectively, against Diamond, alleging, among other things, that Diamond has engaged and continues to engage in publishing certain false and defamatory statements about the Defendant to automobile insurance companies that are the Defendant's clients, and that Diamond engages in improper promotional and marketing practices in return for autoglass repair or replacement references. Defendant alleges that this alleged conduct has injured the Defendant's goodwill and business reputation with its insurance clients and in the autoglass repair and replacement industry. Among other things, the Defendant is seeking damages in an amount to be determined at trial. Diamond believes that Defendant's counterclaims are without merit.

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

The Company is involved in additional various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements, results of operations or liquidity. No amounts have been recorded in the consolidated financial statements for any of these legal actions.

                 DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2004, 2003 and 2002

                 (Dollars in Thousands except per share amounts)

(13) SUBSEQUENT EVENTS

On March 30, 2005, the Company amended the Credit Facility, to, among other things, amend the Company's Availability (as defined in amendment number ten the Credit Facility). This amendment provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of the Company's Eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of the Company's Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 2.0 times the Company's EBITDA (as defined in the Credit Facility) for the prior twelve months. In addition, the amendment replaced the minimum EBITDA covenant (as defined in the Credit Facility) with a Fixed Charge Coverage Ratio (as defined in amendment number ten to the Credit Facility). The Credit Facility, as amended, requires the Company to maintain as of the end of each fiscal month through December 31, 2005, a Fixed Charge Coverage Ratio of not less than 1.0:1.0 for the then trailing 12-month period. As of the end of each fiscal month thereafter, the Company is required to maintain a Fixed Charge Coverage Ratio of not less than 1.1:1.0 for the then trailing 12-month period.