Form 10-Q
period 2005-03-31
DIAMOND TRIUMPH AUTO GLASS INC
filed 2005-05-16
CIK 1109531

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-33572

DIAMOND TRIUMPH AUTO GLASS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-2758853 (I.R.S. Employer Identification No.)

220 DIVISION STREET, KINGSTON, PENNSYLVANIA 18704
(Address, including zip code of principal executive offices)

(570) 287-9915
(Telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

     As of May 16, 2005, there were 1,011,366 shares outstanding of Diamond’s Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond’s Series A 12% Senior Cumulative Preferred Stock ($.01 par value).

DIAMOND TRIUMPH AUTO GLASS, INC.
Form 10-Q
For the Quarter Ended March 31, 2005

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,208	$139
Accounts receivable, net	13,385	10,160
Other receivables	541	431
Inventories	11,803	12,135
Prepaid expenses	1,858	1,838
Deferred income taxes	0	0

Total current assets	29,795	24,703

Equipment and leasehold improvements, net	4,652	4,904

Deferred loan costs and senior notes discount, net	1,892	2,050
Deferred income taxes	0	0
Other assets	405	380

Total assets	$36,744	$32,037

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,021	$12,231
Accrued expenses:
Payroll and related items	4,939	4,211
Accrued interest	3,693	1,850
Accrued income taxes	465	466
Other	2,356	1,582

Total accrued expenses	11,453	8,109

Total current liabilities	24,474	20,340

Long-term debt:
Senior notes	79,758	79,758
Credit facility	—	250

Total long-term debt	79,758	80,008

Total liabilities	104,232	100,348

Series A 12% senior redeemable cumulative preferred stock — par value $0.01 per share; authorized 100,000 shares; issued and outstanding 35,000 shares in 2005 and 2004, at liquidation preference value	80,077	77,745

Stockholders’ equity (deficit):
Common stock, 2005 and 2004 par value $0.01 per share; authorized 1,100,000 shares; issued and outstanding 1,026,366 shares in 2005 and 2004	10	10
Additional paid-in capital	16,242	18,574
Deferred compensation	(123)	(149)
Retained earnings (accumulated deficit)	(163,394)	(164,191)
Common stock in treasury, at cost, 15,000 shares in 2005 and 2004	(300)	(300)

Total stockholders’ equity (deficit)	(147,565)	(146,056)

Total liabilities and stockholders’ equity (deficit)	$36,744	$32,037

See notes to condensed consolidated financial statements

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands except per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales	$53,538	$53,376
Cost of sales	14,685	15,186

Gross profit	38,853	38,190

Operating expenses	36,002	36,485

Income from operations	2,851	1,705

Other (income) expense:
Interest income	—	—
Interest expense	2,054	2,089

	2,054	2,089

Income (Loss) before provision for income taxes	797	(384)

Provision (Benefit) for income taxes	—	(319)

Net Income (Loss)	797	(65)

Preferred stock dividends	2,332	2,072

Net loss applicable to common stockholders	($1,535)	($2,137)

See notes to condensed consolidated financial statements

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands except per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES
Net cash provided by operating activities	$2,636	$3,064

INVESTING ACTIVITIES
Capital expenditures	(319)	(321)
Proceeds from sale of equipment	27	23
(Increase) Decrease in other assets	(25)	33

Net cash used in investing activities	(317)	(265)

FINANCING ACTIVITIES
Payment for redemption of senior notes	—	—
Net Proceeds from credit facility	8,000	8,250
Payments on credit facility	(8,250)	(9,250)

Net cash used in financing activities	(250)	(1,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,069	1,799

Cash and cash equivalents, beginning of period	139	35

Cash and cash equivalents, end of period	$2,208	$1,834

See notes to condensed consolidated financial statements

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands except per share amounts)

Note 1. Significant Accounting Policies

These interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data for the interim periods presented. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Diamond’s Annual Report on Form 10-K for the year ended December 31, 2004. Diamond’s results for interim periods are not normally indicative of results to be expected for the fiscal year. Weather has historically affected Diamond’s sales and net income, with severe weather generating increased sales and net income, and mild weather resulting in lower sales and net income. In addition, Diamond’s business is somewhat seasonal, with the first and fourth calendar quarters traditionally its slowest periods of activity.

Preferred Stock:

At March 31, 2005 and December 31, 2004, the liquidation value of the Preferred Stock recorded on Diamond’s Balance Sheet was $80,077 and $77,745, respectively, which includes dividends of $45,077 and $42,745, respectively.

Borrowings:

Credit Facility – On March 27, 2000, Diamond entered into a Credit Facility, which had an initial term of four years and provided for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond’s Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 1.5 times Diamond’s EBITDA (as defined in the Credit Facility) for the prior twelve months. On November 26, 2003, Diamond amended the Credit Facility, which , among other things, extended the term for an additional three year period through March 27, 2007. A portion of the Credit Facility, not to exceed $10,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. Diamond had $6,841 in outstanding letters of credit at March 31, 2005. Borrowings under the Credit Facility bear interest, at Diamond’s discretion, at either the JPMorgan Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the JPMorgan Chase Manhattan Rate and 2.25% - 2.75% for the LIBOR Rate. Diamond also pays the Letter of Credit Guaranty Fee (as defined in the Credit Facility) in an amount equal to 1.45% - 2.25% per annum, payable monthly, on the face amount of each outstanding Letter of Credit (as defined in the Credit Facility) less the amount of any and all amounts previously drawn under such Letters of Credit. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon the level of Diamond’s borrowings under the Credit Facility. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of the tangible and intangible assets of Diamond. In addition, the Credit Facility contained certain restrictive covenants including, among other things, prior to March 30, 2005, the maintenance of a minimum EBITDA level of $10,500 for the prior twelve months, as well as restrictions on additional indebtedness, dividends and certain other significant transactions. Diamond obtained a covenant waiver for the Credit Facility on March 4, 2005, with respect to the EBITDA levels required to be maintained for January and February of 2005.

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands except per share amounts)

In addition, on March 30, 2005, Diamond amended the Credit Facility, to, among other things, amend Diamond’s Availability (as defined in amendment number ten to the Credit Facility). This amendment provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond’s eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of Diamond’s Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 2.0 times Diamond’s EBITDA (as defined in the Credit Facility) for the prior twelve months. In addition, the amendment replaced the minimum EBITDA covenant (as defined in the Credit Facility) with a Fixed Charge Coverage Ratio (as defined in amendment number ten to the Credit Facility). The Credit Facility, as amended, requires Diamond to maintain as of the end of each fiscal month through December 31, 2005, a Fixed Charge Coverage Ratio of not less than 1.0:1.0 for the then trailing 12-month period. As of the end of each fiscal month thereafter, Diamond is required to maintain a Fixed Charge Coverage Ratio of not less than 1.1:1.0 for the then trailing 12-month period. Diamond had no outstanding balance under the Credit Facility at March 31, 2005.

Stock Option Plan:

In September 1998, the Board of Directors and stockholders of Diamond approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan provides for the issuance of a total of 30,000 authorized and un-issued shares of common stock. As of March 31, 2005, the Board of Directors had granted 21,575 options to key employees of Diamond with an exercise price of $20.00 per share, which approximated fair value at the date of grant. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after Diamond’s Common Stock has become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008. No options were granted during calendar year 2004 nor during the three months ended March 31, 2005.

Diamond accounts for its stock option plan using the intrinsic-value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic-value method, because the exercise price of Diamond’s employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. In 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123 established a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that a company’s financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. In December 2004, the FASB issued Statement No. 123 (revised 2004), “Stock-Based Payment” (“SFAS 123R”). This statement replaces SFAS 123, supersedes APB No. 25 and amends SFAS 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective the first interim or annual reporting period that begins after June 15, 2005, which will be for the period covered by our quarterly report on Form 10-Q for the third quarter of 2005.

As allowed by SFAS 123, Diamond has elected to continue to account for its employee stock-based compensation plans under APB No. 25, and adopted only the disclosure requirements of SFAS 123. Had compensation cost for Diamond’s common stock options been determined based upon the fair value of the options at the date of the grant, as prescribed under SFAS 123, as amended by SFAS, “Accounting for stock-based compensation”, Diamond’s net income (loss) would have been reduced to the following pro forma amounts:

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2005	2004
Net Income (Loss) as reported	$797	$(65)
Add stock-based employee compensation expense included in reported net income, net of tax	26	16
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(29)	(18)

Net Income (Loss) - Pro forma	$794	$(67)

Note 2. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Stock-Based Payment” (SFAS 123R). This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends SFAS 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective the first annual reporting period that begins after June 15, 2005, which will be for the period covered by our annual report on Form 10-K for the period beginning January 1, 2005. We currently account for stock option grants using the intrinsic-value method in accordance with APB 25. Under the intrinsic-value method, because the exercise price of Diamond’s employee stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. If we would have applied the fair value recognition provisions of SFAS 123R, we would have had a charge to earnings of $3 for stock-based employee compensation, net of related income taxes, for the three months ended March 31, 2005.

Note 3. Executive Compensation

On June 1, 2002 (the “Grant Date”), Norman Harris (the “Executive”) and Diamond entered into a Restricted Stock Agreement (the “Agreement”) pursuant to which the Executive purchased from Diamond 26,366 shares (the “Restricted Shares”) of Diamond’s common stock, par value $0.01 per share, for nominal consideration. The Agreement generally restricts the sale or transferability of shares of Common Stock held by the Executive before the Restrictions (as defined in the Agreement) have lapsed. The Executive has all rights and privileges of a stockholder with respect to the Restricted Shares, including voting rights and the right to receive dividends paid with respect to the Restricted Shares. Generally, the Restricted Shares vest and the Restrictions lapse: (i) with respect to 20% of the Restricted Shares on the Grant Date; and (ii) with respect to 20% of the Restricted Shares on each subsequent anniversary of the Grant Date until the Restricted Shares are fully vested. Compensation expense, unearned restricted stock compensation, and proceeds from common stock issued have been recognized based on the vesting periods and an estimated fair market value of $20 per share at the time of the Agreement.

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands except per share amounts)

Note 4. Legal Proceedings

On May 2, 2002, Diamond filed an amended Complaint with the United States District Court, Middle District of Pennsylvania against Safelite Glass Corporation (the “Defendant”). Diamond alleges, among other things, that the Defendant’s conduct as (i) an operator of national telephone call centers which takes first notice of loss calls from insurers of several of the largest automobile insurers in the United States (the “Insurers”); (ii) a provider of various claims processing services to the Insurers as a third-party administrator and; (iii) an operator of a network of retail repair and replacement facilities who perform work for the Insurers as Safelite affiliates, violated certain federal and state laws and give rise to other legal and equitable claims against the Defendant. Diamond alleges that the Defendant engaged in various practices designed to divert customers away from Diamond to the Defendant, and that Diamond has suffered damages as a result of this conduct in an amount to be determined at trial.

On November 1, 2002 and February 2, 2004, the Defendant filed a counter claim and second amended counterclaim, respectively, against Diamond, alleging, among other things, that Diamond has engaged and continues to engage in publishing certain false and defamatory statements about the Defendant to automobile insurance companies that are the Defendant’s clients, and that Diamond engages in improper promotional and marketing practices in return for autoglass repair or replacement references. Defendant alleges that this alleged conduct has injured the Defendant’s goodwill and business reputation with its insurance clients and in the autoglass repair and replacement industry. Among other things, the Defendant is seeking damages in an amount to be determined at trial. Diamond believes that Defendant’s counterclaims are without merit.

On February 3, 2003, Delbert Rice and Kenneth E. Springfield, Jr., on behalf of themselves and all others similarly situated (the “Plaintiffs”), filed a class action Complaint in the Court of Common Pleas of Luzerne County against Diamond. Plaintiffs allege, among other things, Diamond violated certain sections of the Pennsylvania Unfair Trade Practices and Consumer Protection Law and common law. Plaintiffs allege that this alleged conduct has caused monetary damages to Plaintiffs. Among other things, Plaintiffs are seeking damages in an amount to be determined at trial. Diamond believes Plaintiffs’ allegations are without merit and plans to vigorously contest this complaint.

Diamond is involved in other legal proceedings in the ordinary course of its business. Management believes that the amounts which may be awarded or assessed against Diamond in connection with these matters, if any, will not have a material adverse effect on Diamond’s financial condition, operating results or liquidity. In addition, management believes that Diamond has appropriate insurance coverage to operate its business, including insurance for its mobile installation units and technicians.

Note 5. Income Taxes

On January 15, 1998, Diamond, Kenneth Levine, Richard Rutta, Green Equity Investors II, L.P. and certain affiliated entities of Diamond entered into a Second Amended and Restated Stock Purchase Agreement, pursuant to which, among other things, Green Equity Investors II, L.P. and other investors acquired 80.0% of the Common Stock and 80.0% of the Preferred Stock (the “Recapitalization”). The Recapitalization was consummated on March 31, 1998. For tax purposes, the parties made a joint election under Internal Revenue Code (the “IRC”) Section 338(h)(10), under which the assets and liabilities of the affiliates were recorded at their fair market values for tax purposes resulting in $118.5 million of tax deductible goodwill. A financial statement deferred tax asset was also established on March 31, 1998 in the amount of approximately $44.8 million with a credit to additional paid-in capital as the Recapitalization was recorded for financial statement purposes as a recapitalization for which purchase accounting was not applied.

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands except per share amounts)

The Internal Revenue Service (the “IRS”) has concluded its audit of the tax periods ended December 31, 1998, 1999, and 2000. As a result of this audit, the IRS issued a notice of proposed adjustments on February 20, 2002, which included a disallowance of the tax-deductible goodwill resulting from the aforementioned Recapitalization. The IRS has asserted that the Recapitalization did not qualify as a stock purchase, and accordingly, that the election under IRC Section 338(h)(10) was not valid. As a result, if the IRS position were sustained, tax-deductible goodwill would not be recognizable by Diamond. Diamond strongly believes that the Recapitalization was properly accounted for, and has appealed the Internal Revenue Service’s proposed adjustment.

On February 25, 2005, the Chief Financial Officer of Diamond was informed by an IRS appeals officer that the IRS had made a determination regarding Diamond’s election under IRC Section 338(h)(10). The IRS appeals officer communicated that, subject to final supervisory review and the issuance of a closing letter, the issue related to Diamond’s election under the IRC Section 338(h)(10) has been resolved in Diamond’s favor and that the proposed adjustment made by the IRS on February 20, 2002 to disallow Diamond’s election under the IRC Section 338(h)(10) will be reversed. Based on this communication, Diamond expects to receive a final written determination from the IRS during the second calendar quarter of 2005 informing Diamond that the issue related to Diamond’s election under the IRC Section 338(h)(10) has been resolved in Diamond’s favor.

The proposed adjustments by the Internal Revenue Service would have resulted in $7.4 million of federal tax deficiencies owed by Diamond for the period December 31, 1998 through December 31, 2004, plus possible interest and penalties and any resultant increases in current state tax expense for this period. Additionally, the deferred tax asset established in 1998 would have been eliminated, as well as net operating loss carry forwards from previous deductions of the tax goodwill. If such appeal were ultimately unsuccessful, the Internal Revenue Service’s proposed adjustment would have a material adverse affect on Diamond’s liquidity, cash flows, balance sheet and results of operations.

The Company utilized a portion of its net operating loss carry forwards for the three months ended March 31, 2005 to reduce any tax provisions on it’s pre-tax income. At March 31, 2005 Diamond maintained a 100% valuation allowance for it’s remaining net deferred tax assets based on the uncertainty of realization of future taxable income.

Note 6. Contingent Guaranteed Commitments

Diamond leases certain vehicles under operating leases having lease terms of 367 days. The leases have monthly renewal options. The vehicle lease agreements provide for terminal lease payments for guaranteed residual values reduced by actual proceeds from the vehicle sale in the event the lease is not renewed. The contingent guaranteed residual value payment commitment was $13.3 million at March 31, 2005. No amounts have been accrued related to this contingent obligation because Diamond does not believe it is probable that residual value payments will be required.

Note 7. Subsequent Events

Diamond repurchased $6,500 principal amount of its senior notes in open market transactions during April of 2005 which will result in an aggregate financial statement gain.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Diamond is a leading provider of automotive glass replacement and repair services in the United States. At March 31, 2005, Diamond operated a network of 242 automotive glass service centers, approximately 1,000 mobile installation vehicles and five distribution centers in 44 states. Diamond serves all of its customers’ automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales, net income and EBITDA for the three months ended March 31, 2005 were $53.5 million, $0.8 million and $3.4 million, respectively.

Weather has historically affected Diamond’s sales and net income, with severe weather generating increased sales and net income and mild weather resulting in lower sales and net income. In addition, Diamond’s business is somewhat seasonal, with the first and fourth quarters traditionally its slowest period of activity. Diamond believes these seasonal trends will continue for the foreseeable future.

The price of replacement automotive glass is based in part on list prices developed by the National Auto Glass Specification (“NAGS”), an independent third party. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price changes on Diamond’s financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. NAGS periodically modifies its published list prices which has resulted in overall list price decreases of approximately 2% to 5% annually over the past two years. Effective February 28, 2005, NAGS significantly modified its published list prices of automotive glass in order to bring actual prices more in line with published list prices, however, under this modified pricing structure NAGS has made allowances for installation charges such as labor, installation kits and other ancillary charges which were previously included in the net list price. Diamond does not expect to be negatively impacted by these recent NAGS modifications, as management believes that the overall modified pricing structure is expected to remain relatively constant as compared to the previous NAGS pricing structure.

Diamond believes that, due to its sole focus on automotive glass replacement and repair, it has one of the lowest cost structures in the automotive glass replacement and repair industry. Diamond’s low cost structure enables it to serve all markets of the industry, which is comprised of: (1) individual consumers; (2) commercial customers, including commercial fleet leasing companies, rental car companies, car dealerships, body shops, utilities and government agencies; and (3) insurance customers, including referrals from local agents, claims offices and centralized call centers. While the largest participant in the industry primarily focuses on servicing automotive glass insurance claims (including providing related insurance claims processing services) and also manufactures automotive glass, Diamond has strategically positioned itself solely as a provider of automotive glass replacement and repair services to a balanced mix of individual, commercial and insurance customers.

Results of Operations

The following table summarizes Diamond’s historical un-audited results of operations and historical un-audited results of operations as a percentage of sales for the three months ended March 31, 2005 and 2004.

	2005		2004
	$	%	$	%
	(dollars in millions)
Net Sales	53.5	100.0	53.4	100.0
Cost of Sales	14.7	27.5	15.2	28.5

Gross Profit	38.9	72.7	38.2	71.5
Operating Expenses	36.0	67.3	36.5	68.4

Income From Operations	2.9	5.4	1.7	3.2

Interest Income	—	—	—	-
Interest Expense	2.1	3.9	2.1	3.9

	2.1	3.9	2.1	3.9

Income (Loss) before provision for income taxes	0.8	1.5	(0.4)	(0.7)
Provision (benefit) for income taxes	—	—	(0.3)	(0.6)

Net Income (Loss)	0.8	1.5	(0.1)	(0.2)

EBITDA (1)	3.4	6.4	2.3	4.3

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is a measurement of Diamond’s performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of Diamond’s financial performance under GAAP and should not be considered an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of its liquidity.

Diamond presents EBITDA because it considers it an important supplemental measure of its performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry, many of which present EBITDA when reporting their results.

Diamond believes issuers of “high yield” securities also present EBITDA because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. Diamond believes EBITDA is an appropriate supplemental measure of debt service capacity, because cash expenditures on interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; depreciation and amortization are non-cash charges.

Diamond also uses EBITDA for the following purposes: (i) its executives’ compensation plans base incentive compensation payments on its EBITDA performance measured against budgets; and (ii) its credit agreement and its indenture for its Notes use EBITDA to measure Diamond’s compliance with covenants such as additional debt incurrence. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of Diamond’s results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect Diamond’s cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, Diamond’s working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on Diamond’s debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in Diamond’s industry may calculate EBITDA differently than Diamond does, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to Diamond to invest in the growth of its business. Diamond compensates for these limitations by relying primarily on its GAAP results and using EBITDA only supplementally.

Reconciliation of EBITDA to net income follows for the un-audited periods indicated:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Net income (Loss)	$0.8	$(.1)
Interest expense	2.1	2.1
Depreciation and amortization	.5	.6
Provision (Benefit) for income taxes	0	(.3)

EBITDA	$3.4	$2.3

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Net Sales. Net sales for the three-month period ended March 31, 2005 increased 0.3% to $53.5 million from $53.4 million as compared to the three-month period ended March 31, 2004. Installation units sold for the three months ended March 31, 2005 decreased 1.4% compared to the three months ended March 31, 2004. Diamond’s revenue per installation unit for the three-month period ended March 31, 2005 was 1.2% higher than the revenue per installation unit for the three-month period ended March 31, 2004. The decrease in installation units sold is primarily due to decreased demand in certain regions, which did not experience severe winter weather conditions. The increase in revenue per installation unit is primarily due to changes in overall product mix. The increase in sales is due to the increase in revenue per installation unit, as discussed above.

     Gross Profit. Gross profit was $38.9 million for the three months ended March 31, 2005 and $38.2 million for the three months ended March 31, 2004. Gross profit increased as a percentage of sales to 71.5% for the three months ended March 31, 2005 from 71.5% for the three months ended March 31, 2004. The increase in gross profit and gross profit percentage is primarily due to decreased product costs, which is due to the continued leveraging of our purchasing power and to enhanced inventory management as a result of increased system functionality from our recently upgraded MIS platform.

     Operating Expenses. Operating expenses decreased by $0.5 million or 1.4% to $36.0 million during the three-month period ended March 31, 2005 from $36.5 million for the three-month period ended March 31, 2004. The decrease in operating expenses was primarily due to a decrease in wages and wage related expenses at the service center level and within the corporate back office. We also experienced decreases in occupancy, shop maintenance, telephone and vehicle maintenance expenses. These decreases were partially offset by increases in legal and professional fees, primarily due to increased costs as a result of Sarbanes-Oxley Section 404 compliance implementation and our ongoing Safelite lawsuit. We also experienced an increase in vehicle gas expense due to rising fuel prices.

     Depreciation and amortization expense for the three-month period ended March 31, 2005 decreased by $0.1 million or 16.7% to $0.5 million from $0.6 million for the three-month period ended March 31, 2004. This was primarily due to decreases in depreciation expense for vehicles, computer hardware, sales audit software, and POS software that became fully depreciated.

     Income From Operations. Income from operations for the three months ended March 31, 2005 increased by $1.2 million, or 70.6%, to $2.9 million from $1.7 million for the three months ended March 31, 2004. This increase was due to the increased gross profit and decreased operating expenses, as discussed above.

     Interest Expense. Interest expense for the three months ended March 31, 2005 and March 31, 2004 remained flat at $2.1 million.

     Net Income. Net income for the three months ended March 31, 2005 increased by $0.9 million to $0.8 million net income from $0.1 million net loss for the three months ended March 31, 2004. Net income as a percentage of sales increased 1.6% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in net income and net income margin during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to the increased income from operations, as discussed above.

Liquidity and Capital Resources

Diamond’s need for liquidity will arise primarily from the interest payable on its 9 1/4% Senior Notes (the “Notes”), its Credit Facility and the funding of Diamond’s capital expenditures and working capital requirements. There are no mandatory principal payments on the Notes prior to their maturity on April 1, 2008 and, except to the extent that the amount outstanding under the Credit Facility exceeds the borrowing base, no required payments of principal on the Credit Facility prior to its expiration on March 27, 2007. Diamond may from time to time repurchase Notes in the open market.

Net Cash Provided by Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2005 decreased by $0.5 million to $2.6 million from $3.1 million for the three months ended March 31, 2004. The decrease was primarily due to an increase in accounts receivable and a decrease in accrued expenses for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004. These decreases were partially offset by the increase in net income, as discussed above.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2005 remained flat at $0.3 million compared to the three month period ended March 31, 2004.

Net Cash Used in Financing Activities. Net cash used in financing activities for the three months ended March 31, 2005 was $0.3 million compared to $1.0 million used in financing activities for the three months ended March 31, 2004. The decrease is due to a decrease of $0.7 million in net payments on the credit facility for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2005 remained flat at $0.3 million compared to the three months ended March 31, 2004.

Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements for the next 12 months. Diamond’s capital resources and liquidity are expected to be provided by Diamond’s net cash provided by operating activities and borrowings under its Credit Facility. See “—Notes to Condensed Consolidated Financial Statements – Note 5. Income Taxes” for a discussion of Diamond’s tax treatment of the Recapitalization and related valuation allowance against its deferred tax asset.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Diamond has a revolving Credit Facility that provides for revolving advances of up to $25.0 million, and matures in March 2007. Borrowings under the Credit Facility bear interest, at Diamond’s discretion, at either the JP Morgan Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the JP Morgan Chase Manhattan Rate and 2.25% - 2.75% for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels. At March 31, 2005, Diamond had no outstanding borrowings under the Credit Facility.

Forward-Looking Statements

Readers are cautioned that there are statements contained in this report which are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Diamond, economic and market factors and the industries in which Diamond does business, among other things. These statements are not guarantees of future performance and Diamond has no specific intention to update these statements.

These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. The risks and uncertainties include the effect of overall economic and business conditions, the demand for Diamond’s products and services, regulatory uncertainties, the impact of competitive products and pricing, changes in customers’ ordering patterns and potential system interruptions. This list should not be construed as exhaustive. Diamond’s annual report on Form 10-K in respect of the fiscal year ended December 31, 2004 discusses certain of these risks and uncertainties under the caption “Factors Affecting Future Performance.”

ITEM 4	CONTROLS AND PROCEDURES

Diamond maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Diamond’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Diamond’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), Diamond carried out an evaluation, under the supervision and with the participation of Diamond’s management, including Diamond’s Chief Executive Officer and Diamond’s Chief Financial Officer, of the effectiveness of the design and operation of Diamond’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, Diamond’s Chief Executive Officer and Chief Financial Officer concluded that Diamond’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in Diamond’s internal controls over financial reporting during Diamond’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Diamond’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On May 2, 2002, Diamond filed an amended Complaint with the United States District Court, Middle District of Pennsylvania against Safelite Glass Corporation (the “Defendant”). Diamond alleges, among other things, that the Defendant’s conduct as (i) an operator of national telephone call centers which takes first notice of loss calls from insureds of several of the largest automobile insurers in the United States (the “Insurers”); (ii) a provider of various claims processing services to the Insurers as a third-party administrator and; (iii) an operator of a network of retail repair and replacement facilities who perform work for the Insurers as Safelite affiliates, violated certain federal and state laws and gave rise to other legal and equitable claims against the Defendant. Diamond alleges that the Defendant engaged in various practices designed to divert customers away from Diamond to the Defendant, and that Diamond has suffered damages as a result of this conduct in an amount to be determined at trial.

          On November 1, 2002 and February 2, 2004, the Defendant filed a counter claim and second amended counterclaim, respectively, against Diamond, alleging, among other things, that Diamond has engaged and continues to engage in publishing certain false and defamatory statements about the Defendant to automobile insurance companies that are the Defendant’s clients, and that Diamond engages in improper promotional and marketing practices in return for autoglass repair or replacement references. Defendant alleges that this alleged conduct has injured the Defendant’s goodwill and business reputation with its insurance clients and in the autoglass repair and replacement industry. Among other things, the Defendant is seeking damages in an amount to be determined at trial. Diamond believes that Defendant’s counterclaims are without merit.

          On February 3, 2003, Delbert Rice and Kenneth E. Springfield, Jr., on behalf of themselves and all others similarly situated (the “Plaintiffs”), filed a class action Complaint in the Court of Common Pleas of Luzerne County, Pennsylvania against Diamond. Plaintiffs allege, among other things, Diamond violated certain sections of the Pennsylvania Unfair Trade Practices and Consumer Protection Law and common law. Plaintiffs allege that this alleged conduct has caused monetary damages to Plaintiffs. Among other things, Plaintiffs are seeking damages in an amount to be determined at trial. Diamond believes Plaintiffs’ allegations are without merit and plans to vigorously contest this complaint.

          From time to time, Diamond is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Diamond’s financial condition, results of operations or liquidity. No amounts have been recorded in the consolidated financial statements for any of these legal actions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description
10.1 (1)	Waiver and Amendment Number Ten to Financing Agreement, dated March 27, 2000, between the CIT Business Group/Business Credit, Inc. and Diamond Triumph Auto Glass, Inc.

31.1	Sarbanes-Oxley Section 302(a) Certification of the Chief Executive Officer.

31.2	Sarbanes-Oxley Section 302(a) Certification of the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

(1)	Incorporated by reference to Diamond’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004

(b)	Reports on Form 8-K

Form 8-K filed on April 4, 2005, reporting that Diamond Triumph Auto Glass, Inc. issued a press release announcing its operating and financial results for the year ended December 31, 2004. Diamond also reported that it entered into amendment number ten to its Credit Facility as of March 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND TRIUMPH AUTO GLASS, INC.

Date: May 16, 2005	By:	/s/ Michael A. Sumsky

		Name:	Michael A. Sumsky
		Title:	President,
Chief Financial Officer and General
Counsel (Principal Financial and Chief
Accounting Officer)