Form 10-Q
period 2005-06-30
DIAMOND TRIUMPH AUTO GLASS INC
filed 2005-08-15
CIK 1109531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005

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
(570) 287-9915
(Telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 Yes ☐ No ☑
     As of August 15, 2005, there were 1,011,366 shares outstanding of Diamond’s Common Stock ($.01 par value) and 35,000 shares outstanding of Diamond’s Series A 12% Senior Cumulative Preferred Stock ($.01 par value).

DIAMOND TRIUMPH AUTO GLASS, INC.
Form 10-Q
For the Quarter Ended June 30, 2005

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,962	$139
Accounts receivable, net	13,811	10,160
Other receivables	462	431
Inventories	11,936	12,135
Prepaid expenses	1,609	1,838
Deferred income taxes	—	—

Total current assets	29,780	24,703

Equipment and leasehold improvements, net	4, 306	4,904

Deferred loan costs and senior notes discount, net	1,593	2,050
Other assets	1,149	380

Total assets	$36,828	$32,037

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,305	$12,231
Accrued expenses:
Payroll and related items	6,225	4,211
Accrued interest	1,685	1,850
Accrued income taxes	465	466
Other	2,424	1,582

Total accrued expenses	10,799	8,109

Total current liabilities	25,104	20,340

Long-term debt:
Senior notes	73,258	79,758
Credit facility	1,250	250

Total long-term debt	74,508	80,008

Total liabilities	99,612	100,348

Series A 12% senior cumulative preferred stock — par value $0.01 per share; authorized 100,000 shares; issued and outstanding 35,000 shares in 2005 and 2004, at liquidation preference value	82,480	77,745

Stockholders’ equity (deficit):
Common stock, 2005 and 2004 par value $0.01 per share; authorized 1,100,000 shares; issued and outstanding 1,026,366 shares in 2005 and 2004	10	10
Additional paid-in capital	13,840	18,574
Deferred compensation	(97)	(149)
Retained earnings (accumulated deficit)	(158,717)	(164,191)
Common stock in treasury, at cost, 15,000 shares in 2005 and 2004	(300)	(300)

Total stockholders’ equity (deficit)	(145,264)	(146,056)

Total liabilities and stockholders’ equity (deficit)	$36,828	$32,037

See notes to condensed consolidated financial statements

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands except per share amounts)

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004
Net sales	$58,901	$56,930

Operating expenses	54,022	52,269

Income from operations	4,879	4,661

Other (income) expense:
Interest income	(1)	—
Interest expense	202	2,060

	201	2,060

Income before provision for income taxes	4,678	2,601

Provision for income taxes	—	2,158

Net Income	4,678	443

Preferred stock dividends	2,402	2,135

Net income (loss) applicable to common stockholders	$2,276	($1,692)

See notes to condensed consolidated financial statements

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands except per share amounts)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Net sales	$112,439	$110,306

Operating expenses	104,710	103,941

Income from operations	7,729	6,365

Other (income) expense:
Interest income	(1)	—
Interest expense	2,256	4,149

	2,255	4,149

Income before provision for income taxes	5,474	2,216

Provision for income taxes	—	1,839

Net Income	5,474	377

Preferred stock dividends	4,734	4,207

Net income (loss) applicable to common stockholders	$740	($3,830)

See notes to condensed consolidated financial statements

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands except per share amounts)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
OPERATING ACTIVITIES
Net cash provided by operating activities	$6,738	$4,625

INVESTING ACTIVITIES
Capital expenditures	(555)	(414)
Proceeds from sale of equipment	50	86
Decrease in other assets	(769)	9

Net cash used in investing activities	(1274)	(319)

FINANCING ACTIVITIES
Payment for redemption of senior notes	(4,641)	—
Net Proceeds from credit facility	23,000	17,250
Payments on credit facility	(22,000)	(19,750)

Net cash used in financing activities	(3,641)	(2,500)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,823	1,806

Cash and cash equivalents, beginning of period	139	35

Cash and cash equivalents, end of period	$1,962	$1,841

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
Preferred Stock:
At June 30, 2005 and December 31, 2004, the liquidation value of the Preferred Stock recorded on Diamond’s Balance Sheet was $82,480 and $77,745, respectively, which includes dividends of $47,480 and $42,745, respectively.
Borrowings:
Credit Facility — On March 27, 2000, Diamond entered into a Credit Facility, which had an initial term of four years. On November 26, 2003, Diamond amended the Credit Facility, which, among other things, extended the term for an additional three year period through March 27, 2007. In addition, on March 30, 2005, Diamond amended the Credit Facility, to, among other things, amend Diamond’s Availability (as defined in amendment number ten to the Credit Facility). This amendment provides for revolving advances of up to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond’s eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of the Diamond’s Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 2.0 times Diamond’s EBITDA (as defined in the Credit Facility) for the prior twelve months. In addition, the amendment replaced the minimum EBITDA covenant (as defined in the Credit Facility) with a Fixed Charge Coverage Ratio (as defined in amendment number ten to the Credit Facility). The Credit Facility, as amended, requires Diamond to maintain as of the end of each fiscal month through December 31, 2005, a Fixed Charge Coverage Ratio of not less than 1.0:1.0 for the then trailing 12-month period. As of the end of each fiscal month thereafter, Diamond is required to maintain a Fixed Charge Coverage Ratio of not less than 1.1:1.0 for the then trailing 12-month period.
A portion of the Credit Facility, not to exceed $10,000, is available for the issuance of letters of credit, which generally have an initial term of one year or less. Diamond had $4,841 in outstanding letters of credit at June 30, 2005. Borrowings under the Credit Facility bear interest, at Diamond’s discretion, at either the JPMorgan Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the JPMorgan Chase Manhattan Rate and 2.25% — 2.75% for the LIBOR Rate. Diamond also pays the Letter of Credit Guaranty Fee (as defined in the Credit Facility) in an amount equal to 1.45% — 2.25% per annum, payable monthly, on the face amount of each outstanding Letter of Credit (as defined in the Credit Facility) less the amount of any and all amounts previously drawn under such Letters of Credit. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon the level of Diamond’s borrowings under the Credit Facility. The proceeds of the Credit Facility are available for working capital requirements and for general corporate purposes. The Credit Facility is secured by first priority security interests in all of the tangible and intangible assets of Diamond.

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands except per share amounts)
Diamond was in compliance with all covenants for the fiscal period ended June 30, 2005. Diamond’s availability under the credit facility at June 30, 2005 was $14.0 million. Diamond’s outstanding balance at June 30, 2005 was $1.3 million.
Stock Option Plan:
In September 1998, the Board of Directors and stockholders of Diamond approved and adopted the Diamond Triumph Auto Glass 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan provides for the issuance of a total of 30,000 authorized and un-issued shares of common stock. As of June 30, 2005, the Board of Directors had granted 21,225 options to key employees of Diamond with an exercise price of $20.00 per share, which approximated fair value at the date of grant. The options vest evenly over five years and may not be exercised until the earlier of (a) 90 days after Diamond’s Common Stock has become publicly traded or (b) 91 days prior to the tenth anniversary of the date of the grant. The 1998 Plan expires in September 2008. No options were granted during 2004 nor during the six months ended June 30, 2005.
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

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net Income
As reported	$5,474	$377	$4,678	$443
Add stock-based employee compensation expense included in reported net income, net of tax	52	9	26	4
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(58)	(10)	(29)	(5)

Pro forma	$5,468	$376	$4,675	$442

Note 2. Recent Accounting Pronouncements
In December 2004, the FASB issued Statement No. 123 (revised 2004), “Stock-Based Payment” (SFAS 123R). This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends SFAS 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective the first annual reporting period that begins after June 15, 2006, which will be for the period covered by our annual report on Form 10-K for the period beginning January 1, 2006. We currently account for stock option grants using the intrinsic-value method in accordance with APB 25. Under the intrinsic-value method, because the exercise price of Diamond’s employee stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. If we would have applied the fair value recognition provisions of SFAS 123R, we would have had a charge to earnings of $12 for stock-based employee compensation, net of related income taxes, for the six months ended June 30, 2005.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”, this statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of FASB No. 154 had no effect on Diamond’s financial statements.
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
On February 25, 2005, the Chief Financial Officer of Diamond was informed by an IRS appeals officer that the IRS had made a determination regarding Diamond’s election under IRC Section 338(h)(10). The IRS appeals officer communicated that, subject to final supervisory review and the issuance of a closing letter, the issue related to Diamond’s election under the IRC Section 338(h)(10) has been resolved in Diamond’s favor and that the proposed adjustment made by the IRS on February 20, 2002 to disallow Diamond’s election under the IRC Section 338(h)(10) will be reversed. Based on this communication, Diamond expects to receive a final written determination from the IRS prior to the close of our fiscal year ending December 31, 2005, informing Diamond that the issue related to Diamond’s election under the IRC Section 338(h)(10) has been resolved in Diamond’s favor.
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
The Company utilized a portion of its net operating loss carry forwards for the six months ended June 30, 2005 to reduce any tax provisions on it’s pre-tax income. At June 30, 2005 Diamond maintained a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of realization of future taxable income.
Note 6. Contingent Guaranteed Commitments
Diamond leases certain vehicles under operating leases having lease terms of 367 days. The leases have monthly renewal options. The vehicle lease agreement provides for terminal lease payments for guaranteed residual values reduced by actual proceeds from the vehicle sale in the event the lease is not renewed. The contingent guaranteed residual value payment commitment was $13.8 million at June 30, 2005. No amounts have been accrued related to this contingent obligation because Diamond does not believe it is probable that the residual value payments will be required.

DIAMOND TRIUMPH AUTO GLASS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands except per share amounts)

	Payments Due By Period (dollars in thousands)
Contractual Cash Obligations	2005	2006	2007	2008	2009	2010	Total

Long Term Debt			$1,250	$73,258			$74,508
Real Estate Leases	$2,397	$3,287	$2,032	$1,447	$1,229	$1,157	$11,549
Vehicle Operating Leases	$1,752						$1,752
Bond Interest	$3,388	$6,776	$6,776	$1,694			$18,634

Total Contractual Cash Obligations	$7,537	$10,063	$10,058	$76,399	$1,229	$1,157	$106,443

	Amount of Commitment
	Expiration Per Period
Other Commercial Commitments	2005	Thereafter	Total

Standby Letters of Credit	$—	$4,841	$4,841
Operating Lease — Contingent Guaranteed Residual Value	13,785	—	13,785

Total Commercial Commitments	$13,785	$4,841	$18,626

Note 7. Subsequent Events
Diamond repurchased $1,200 principal amount of its senior notes in open market transactions during July of 2005 which will result in an aggregate financial statement gain.
On July 18, 2005, Diamond Triumph Auto Glass, Inc. issued a press release announcing the acquisition of the retail auto and fabrication glass assets from Settles Glass Companies, Inc. Settles Glass provides complete glass service for auto and home glass customers. The acquisition will provide Diamond Triumph customers with an additional 18 full service retail locations throughout Massachusetts and one full service retail location in New Hampshire. Annual unaudited revenues of Settles Glass approximated $9.5 million for the fiscal year ended March 31, 2005. Diamond Triumph will use the purchase method of accounting to account for the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Diamond is a leading provider of automotive glass replacement and repair services in the United States. At June 30, 2005, Diamond operated a network of 240 automotive glass service centers, approximately 1,000 mobile installation vehicles and five distribution centers in 44 states. Diamond serves all of its customers’ automotive glass replacement and repair needs, offering windshields, tempered glass and other related products. Sales, net income and EBITDA for the six months ended June 30, 2005 were $112.4 million, $5.5 million and $8.8 million, respectively. Sales, net income and EBITDA for the three months ended June 30, 2005 were $58.9 million, $4.7 million and $5.4 million, respectively.
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
The price of replacement automotive glass is based in part on list prices developed by the National Auto Glass Specification (''NAGS’’), an independent third party. Prices charged by participants in the automotive glass replacement industry are independently determined using varying percentage discounts from the NAGS price list. The impact of NAGS price changes on Diamond’s financial results depends on the level of discounts Diamond grants to its customers and the level of discounts that Diamond can obtain from its glass suppliers. NAGS periodically modifies its published list prices which has resulted in overall list price decreases of approximately 2% to 5% annually over the past two years. Effective February 28, 2005, NAGS significantly modified its published list prices of automotive glass in order to bring actual prices more in line with published list prices. Under this modified pricing structure NAGS has made allowances for installation charges such as labor, installation kits and other ancillary charges which were previously included in the net list price. Diamond does not expect to be negatively impacted by these recent NAGS modifications, as management believes that the overall modified pricing structure is expected to remain relatively constant as compared to the previous NAGS pricing structure.
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

Results of Operations
The following table summarizes Diamond’s historical results of operations and historical results of operations as a percentage of sales for the six and three months ended June 30, 2005 and 2004.

	Six Months Ended June 30,				Three Months Ended June 30,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
	(dollars in millions)					(dollars in millions)
Net Sales	112.4	100.0	110.3	100.0	58.9	100.0	56.9	100.0
Operating Expenses	104.7	93.1	103.9	94.2	54.0	91.7	52.2	91.7

Income From Operations	7.7	6.9	6.4	5.8	4.9	8.3	4.7	8.3

Interest Income	—	—	0.0	0.0	—	—	0.0	0.0
Interest Expense	2.3	2.0	4.1	3.7	0.2	0.3	2.1	3.7

	2.3	2.0	4.1	3.7	0.2	0.3	2.1	3.7

(Loss) income before provision for income taxes	5.4	4.8	2.3	2.1	4.7	8.0	2.6	4.5
Provision for income taxes	—	—	1.8	1.6	—	—	2.2	3.9

Net (loss) income	5.4	4.8	0.5	0.4	4.7	8.0	0.4	0.7

EBITDA (1)	8.8	7.8	7.5	6.8	5.4	9.2	5.2	9.1

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is a measurement of Diamond’s performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of Diamond’s financial performance under GAAP and should not be considered an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of its liquidity.

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
Reconciliation of EBITDA to net income follows for the periods indicated:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)		(dollars in millions)
Net income	$5.5	$0.4	$4.7	$0.4
Interest expense	2.3	4.1	0.2	2.1
Depreciation and amortization	1.0	1.2	.5	.5
Provision for income taxes	0.0	1.8	0.0	2.2

EBITDA	$8.8	$7.5	$5.4	$5.2

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Net Sales. Net sales for the six-month period ended June 30, 2005 increased 1.9% to $112.4 million from $110.3 million as compared to the six-month period ended June 30, 2004. Installation units sold through June 30, 2005 increased 1.0% compared to the six-month period ended June 30, 2004. Diamond’s revenue per installation unit for the six-month period ended June 30, 2005 was 0.5% higher than revenue per installation unit for the six-month period ended June 30, 2004. The increase in units sold is primarily due to strong industry demand. The increase in revenue per installation units is primarily due to changes in overall product mix. The increase in sales is due to the increase in units sold and revenue per installation unit, as discussed above.
     Operating Expenses. Operating expenses, inclusive of product cost and cost of sales, increased by $0.8 million or 0.8% to $104.7 million during the six-month period ended June 30, 2005 from $103.9 million for the six-month period ended June 30, 2004. The increase in operating expenses was due to an increase in legal and professional fees, primarily due to increased costs as a result of Sabanes-Oxley Section 404 compliance implementation and our ongoing Safelite lawsuit. We also experienced an increase in vehicle gas expense due to rising prices, as well as increases in advertising and promotional expenses.

These increases were partially offset by decreases in wages and wage related expense as a result of eliminating redundant retail salaries through service center consolidations and also due to our recent corporate back office restructuring. We also experienced decreases in shop maintenance and telephone expenses.
     Depreciation and amortization expense for the six-month period ended June 30, 2005 decreased by $0.2 million or 16.7% to $1.1 million from $1.2 for the six-month period ended June, 2004. This was primarily due to decreases in depreciation expense for vehicles that became fully depreciated.
     Income From Operations. Income from operations for the six months ended June 30, 2005 increased by $1.3 million, or 20.3%, to $7.7 million from $6.4 million for the six months ended June 30, 2004. This increase was primarily due to the increased sales, which was partially offset by the increased operating expenses, as discussed above.
     Interest Expense. Interest expense for the six months ended June 30, 2005 decreased $1.8 million, to $2.3 million compared to $4.1 million for the six months ended June 30, 2004. This decrease was due to a net gain of $1.7 million from the repurchase of $6.5 million principal amount of senior notes during April of 2005.
     Net Income. Net income for the six months ended June 30, 2005 increased by $4.9 million to $5.4 million of net income from $0.5 million of net income for the six months ended June 30, 2004. Net income as a percentage of sales increased 4.4% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in net income and net income margin during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to the increased sales, as well as the recording of a net gain of $1.7 million from the repurchase of senior notes.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Net Sales. Net sales for the three-month period ended June 30, 2005 increased 3.5% to $58.9 million from $56.9 million as compared to the three-month period ended June 30, 2004. Installation units sold for the three months ended June 30, 2005 increased 3.2% compared to the three months ended June 30, 2004. Diamond’s revenue per installation unit for the three-month period ended June 30, 2005 was relatively even with the revenue per installation unit for the three-month period ended June 30, 2004. The increase in installation units sold is primarily due to stronger industry demand. The increase in sales is due to the increases in installation units sold.
     Operating Expenses. Operating expenses, inclusive of product cost and cost of sales, increased by $1.7 million or 3.3% to $54.0 million during the three-month period ended June 30, 2005 from $52.3 million for the three-month period ended June 30, 2004. $1.0 million of the increase was attributable to general operating costs, and $0.7 million was attributed to product cost. The increase in general operating cost was due to increases in wages, due to normal rate increases, as well as increases in gas, due to rising fuel costs and increases in legal and professional fees as a result of Sarbanes-Oxley Section 404 compliance and our ongoing Safelite lawsuit.
     Depreciation and amortization expense for the three-month period ended June 30, 2005 remained flat at $0.5million compared to the three-month period ended June 30, 2004.
     Income From Operations. Income from operations for the three months ended June 30, 2005 increased by $.2 million, or 4.3%, to $4.9 million from $4.7 million for the three months ended June 30, 2004. This increase was primarily due to the increase in sales, which was partially offset by the increase in operating expenses, as discussed above.

     Interest Expense. Interest expense for the three months ended June 30, 2005 decreased $1.9 million, to $0.2 million compared to $2.1 million for the three months ended June 30, 2004. This decrease was primarily due to a net gain of $1.7 million from the repurchase of $6.5 million principal amount of senior notes during April of 2005.
     Net Income. Net income for the three months ended June 30, 2005 increased by $4.3 million to $4.7 million net income from $0.4 million of net income for the three months ended June 30, 2004. Net income as a percentage of sales increased 7.3% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in net income and net income margin during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was due to the increased sales, as well as recording the net gain of $1.7 million from the repurchase of senior notes discussed above, and the $2.2 million decrease in income tax expense for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.
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
     Net Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2005 increased by $2.1 million to $6.7 million from $4.6 million for the six months ended June 30, 2003. The increase was primarily due to an increase in Diamond’s net income for the six-month period ended June 30, 2005 as compared to the six-month period ended June 30, 2004, as discussed above, which was partially offset by increases in accounts receivable.
     Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2005 decreased $1.0 million to $1.3 million from $0.3 million for the six months ended June 30, 2004. The decrease is primarily due to an increase in capital expenditures, as well as the addition of a vendor deposits due to us paying a vendors letter of credit.
     Net Cash Used in Financing Activities. Net cash used in financing activities for the six months ended June 30, 2005 was $3.6 million compared to $2.5 million used in financing activities for the six months ended June 30, 2004. The increase is due to $4.6 million of payments for repurchase of senior notes during the six months ended June 30, 2005. There were no similar transactions during the six months ended June 30, 2004. This increase was partially offset by a decrease in net borrowings during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
     Capital Expenditures. Capital expenditures for the six months ended June 30, 2005 were $0.6 million, as compared to $0.4 million for the six months ended June 30, 2004. The increase is due to an increase in computer hardware related expenditures.
     Liquidity. Management believes that Diamond will have adequate capital resources and liquidity to satisfy its debt service obligations, working capital needs and capital expenditure requirements for the foreseeable future. Diamond’s capital resources and liquidity are expected to be provided by Diamond’s net cash provided by operating activities and borrowings under the Credit Facility. Net borrowings available to Diamond under the Credit Facility are limited to the lesser of: (1) $25,000; (2) the sum of 85% of Diamond’s eligible Accounts Receivable (as defined in the Credit Facility) plus 85% of the Diamond’s Eligible Inventory (as defined in the Credit Facility), less certain reserves; or (3) an amount equal to 2.0 times Diamond’s EBITDA (as defined in the Credit Facility) for the prior twelve months. Diamonds net availability at any point in time is further reduced by outstanding borrowings under the Credit Facility and any letters of credit. Diamond’s gross availability at June 30, 2005 was $20.0 million, borrowings under the

Credit Facility were $1.2 million and letters of credit totaled $5.1 million for a net availability at June 30, 2005 of $14.0 million. Should Diamond’s borrowings under the Credit Facility due March 31, 2007 and/or Diamond’s Senior Notes maturing on April 1, 2008, not be repaid at or prior to those dates through internally generated funds or other sources of capital which may be available to Diamond, Diamond would be materially adversely affected.
Diamond’s service centers and service vehicles are leased properties, and, as such, do not represent a potential source of liquidity to satisfy any of Diamond’s debt. Also, see “—Notes to Condensed Consolidated Financial Statements — Note 5 — Income Tax” for a discussion of the Internal Revenue Service’s proposed adjustments with respect to Diamond’s tax treatment of its Recapitalization Transaction (as defined in Diamond’s 10-K for the year ended December 31, 2004).
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Diamond has a revolving Credit Facility that provides for revolving advances of up to $25.0 million, and matures in March 2007. Borrowings under the Credit Facility bear interest, at Diamond’s discretion, at either the JP Morgan Chase Manhattan Bank Rate (as defined in the Credit Facility) or LIBOR, plus a margin of 0.50% for the JP Morgan Chase Manhattan Rate and 2.25% — 2.75 % for the LIBOR Rate. In addition, a commitment fee of 0.25% is charged against any unused balance of the Credit Facility. Interest rates are subject to increases or reductions based upon Diamond meeting certain EBITDA levels.
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
     On November 1, 2002, the Defendant filed a counter claim against Diamond, alleging, among other things, that Diamond has engaged and continues to engage in publishing certain false and defamatory statements about the Defendant to automobile insurance companies that are the Defendant’s clients. Defendant alleges that this alleged conduct has injured the Defendant’s goodwill and business reputation with its insurance clients and in the auto glass repair and replacement industry. Among other things, the Defendant is seeking damages in an amount to be determined at trial.
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
     In July 2005, the Company received copies of three Charges of Discrimination (the “Charges”) that purportedly have been directed to the Equal Employment Opportunity Commission and the Pennsylvania Human Relations Commission for filing on behalf of three individuals who are former employees of the Company. The Charges allege, among other things, that the individuals were subjected to sex discrimination, harassment and unfair treatment and were retaliated against as a result of complaints about sex discrimination in connection with the terms and conditions of their employment. The Company is currently investigating these allegations and plans to vigorously contest the charges.
     Diamond is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Diamond’s financial condition, results of operations or liquidity. No amounts have been recorded in the consolidated financial statements for any of these legal actions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
Number	Description
31.3	Sarbanes-Oxley Section 302(a) Certification of the Chief Executive Officer.

31.4	Sarbanes-Oxley Section 302(a) Certification of the Chief Financial Officer

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.4	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.
(b) Reports on Form 8-K
Form 8-K filed on May 16, 2005, reporting that Diamond Triumph Auto Glass, Inc. issued a press release announcing its operating and financial results for the quarter ended March 31, 2005
Form 8-K filed on May 26, 2005, reporting that Diamond Triumph Auto Glass, Inc. entered into a material definitive agreement with Douglas Boyle, the Company’s new Chief Financial Officer.
Form 8-K filed on July 19, 2005, reporting that Diamond Triumph Auto Glass, Inc. acquired the assets of Settles Auto Glass, Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND TRIUMPH AUTO GLASS, INC.
Date: August 15, 2005	By:	/s/ Douglas Boyle
		Name:	Douglas Boyle
		Title:	Chief Financial Officer (Principal Financial and Chief Accounting Officer)